Form 10-Q
period 2014-06-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2014-08-08
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-195292

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-0511223
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1
Lakewood, New Jersey	08701
(Address of Principal Executive Offices)	(Zip Code)

(732) 367-0129

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of August 8, 2014, there were 20,000 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash	$196,929	$198,726

Total Assets	$196,929	$198,726

Liabilities and Stockholder's Equity

Accounts payable and other accrued expenses	$65	$-

Total liabilities	$65	$-

Commitments and Contingencies

Stockholder's Equity:
Common stock, $0.01 par value; 20,000 shares authorized, 20,000 shares issued and outstanding	$200	$200
Additional paid-in-capital	199,800	199,800
Accumulated deficit	(3,136)	(1,274)

Total stockholder's equity	196,864	198,726

Total Liabilities and Stockholder's Equity	$196,929	$198,726

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Expenses:
General and administrative costs	595	237	1,862	827

Total expenses	595	237	1,862	827

Net loss	(595)	(237)	(1,862)	(827)

Comprehensive loss	(595)	(237)	(1,862)	(827)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Common Shares		Additional
	Common		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2013	20,000	$200	$199,800	$(1,274)	$198,726
Net loss	-	-	-	(1,862)	(1,862)
BALANCE, June 30, 2014	20,000	$200	$199,800	$(3,136)	$196,864

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,862)	$(827)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and other accrued expenses	65	-
Net cash used in operating activities	(1,797)	(827)
Net change in cash	(1,797)	(827)
Cash, beginning of year	198,726	200,000
Cash, end of period	$196,929	$199,173

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated on October 5, 2012, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2014.

Lightstone REIT III sold 20,000 Common Shares to Lightstone Value Plus REIT III LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on December 24, 2012, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone REIT III’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Substantially all Lightstone REIT III’s business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). Lightstone REIT III will be the sole general partner and initially holder of 100% of the units of the Operating Partnership. Additionally, the Advisor expects to contribute $2,000 to the Operating Partnership in exchange for a limited partner interest in the Operating Partnership. In addition, Lightstone SLP III LLC (‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, will be a special limited partner in the Operating Partnership and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III. The Special Limited Partner has committed to contribute to the Operating Partnership cash or interests in real property in exchange for subordinated participation interests in the Operating Partnership that may entitle the Special Limited Partner to such liquidation distributions. (See Note 4 for a summary of related-party fees).

Lightstone REIT III and the Operating Partnership are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in such pronoun used.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. As of June 30, 2014, the Company had received gross proceeds of approximately $200,000 from the sale of approximately 20,000 shares of its common stock. The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Offering may be terminated at any time.

The Company will seek to acquire hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate. As of the date of these consolidated financial statements, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire.

The Company has no employees. The Company intends to retain the Advisor to manage its affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’) will serve as property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’) will serve as the dealer manager of the Company’s public offering. The Advisor and Property Managers are affiliates of the Sponsor. These related parties will receive compensation and fees for services related to the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. (See Note 4 for a summary of related-party fees.)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

2.	Summary of Significant Accounting Policies

As the Company has not yet commenced operations, some of the significant accounting policies may or may not be relevant during the period October 5, 2012 (date of inception) through June 30, 2014, but the Company anticipates that these significant accounting policies will apply in the future.

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Use of Estimates

GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, and the collectability of trade accounts receivable and loans receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

Marketable securities may consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold. An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Revenue

Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

For other commercial properties, which the Company may invest in, minimum rents will be recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, will be recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, will be recognized as revenues in the period that the applicable costs are incurred.

Real Estate Loans Receivable

Real estate loans receivable will be recorded at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method, and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. Premiums or discounts will no longer be accreted or amortized for loans that are in default.

Accounts Receivable

The Company will make estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company will analyze accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy will be analyzed and estimates will be made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss will be directly affected by management’s estimate of the collectability of accounts receivable.

Investments in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, for acquired in-place leases, and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred and recorded in general and administrative costs in the consolidated statements of operation. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, the Company will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company will evaluate the existence of goodwill or a gain from a bargain purchase and will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets will be depreciated or amortized, will be determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets may be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management will evaluate the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets will be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company will evaluate the long-lived assets for potential impairment on a quarterly basis and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value will be based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense for real estate assets will be computed based on the straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Expenditures for tenant improvements will be capitalized and amortized over the initial term of each lease. Maintenance and repairs will be charged to expense as incurred.

Deferred Costs

Deferred costs may consist of deferred financing and deferred leasing costs.

The Company will capitalize initial direct costs associated with financing and leasing activities. The costs will be capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan. Deferred leasing costs will be amortized to expense upon the earlier of the store opening date or the date the tenant’s lease obligation begins.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Investments in Unconsolidated Entities

The Company will evaluate its investments in other entities for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (‘‘VIE’’) exists will all be considered in determining if the investment qualifies for consolidation.

The Company will account for its investments in unconsolidated entities using the equity or cost method of accounting, as appropriate. Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income/(loss) and cash contributions and distributions. The net income/ (loss) of each investor will be allocated in accordance with the provisions of the applicable operating agreements of the entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities will be amortized over the respective lives of the underlying assets as applicable. These items will be reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost method of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities will be recorded as interest income in the consolidated statements of operations.

On a quarterly basis, the Company will assess whether the values of the investments in unconsolidated affiliated entities have been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge.

Income Taxes

As of June 30, 2014 and December 31, 2013, the Company is subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2014. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

Additionally, even if the Company qualifies as a REIT, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Organization and offering costs include all the expenses incurred in connection with the Offering. Organization and offering costs (other than selling commissions and dealer manager fee) of the Company may be paid by the Advisor on behalf of the Company.

These costs include all costs and expenses paid by the Company in connection with its formation and the offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with administrative oversight of such offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

The Advisor will advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. Organization and offering expenses advanced by the Advisor will not be liabilities to the Company unless and until we have sold a minimum of 200,000 Common Shares and the Offering breaks escrow. Once the Offering breaks escrow, the Company will record any offering costs incurred from its inception to stockholder’s equity as a reduction to additional paid in capital (“APIC”) as well as any organization costs incurred from its inception as a general and administrative cost and repay the Advisor with available funds for any costs paid by the Advisor. For the three and six months ended June 30, 2014 and 2013, approximately, $0.3 million, $0.3 million, $0.4 million, and $0.5 million, respectively, have been incurred for organization and offering expenses. The Company has not recorded any of the organization and offering costs incurred as a liability as the Offering has not broken escrow.

Accounting for Derivative Financial Instruments and Hedging Activities

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will record all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholder’s equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss will be initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss will be reported in earnings immediately.

Stock-Based Compensation

The Company intends to adopt a stock-based incentive award plan to align the long-term financial interest of its independent directors, officers and employees (if it ever has employees), employees of its Advisor and other affiliates, certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide services to the Company, with those of the stockholders. Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes- Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows as required under previous regulations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted Net Earnings per Common Share

Net earnings per common share will be computed by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The calculation of net income per share is not presented for the periods covered by these consolidated financial statements because it is not a meaningful measure of the Company’s performance as the Company has not commenced operations and has not broken escrow.

Financial Instruments

The carrying amounts of cash and cash equivalents approximate their fair values because of the short maturity of these instruments.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The adoption of this standard update affects presentation only and, as such, will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standards update to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the inception-to-date information and certain other disclosures. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of the amendments is permitted for any annual or interim reporting period for which the entity’s financial statements have not been issued. The Company adopted this standard during the quarter ended June 30, 2014 and will no longer present incremental disclosure for development stage entities in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and subsequently issued Forms 10-Q and 10-K.

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. The Company is currently evaluating the requirements and impact of this update on its consolidated financial statements.

3. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. As of June 30, 2014, the Company’s board of directors has not authorized any shares of preferred stock. Prior to the issuance of shares of each class or series, the board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of June 30, 2014 and December 31, 2013, the Company had no outstanding shares of preferred stock.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Common Shares

All of the common stock being offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the restrictions on ownership and transfer of stock contained in the Company’s charter and except as may otherwise be specified in the charter, the holders of Common Shares are entitled to one vote per Common Share on all matters submitted to a stockholder vote, including the election of the Company’s directors. There is no cumulative voting in the election of directors. Therefore, the holders of a majority of outstanding Common Shares can elect the Company’s entire board of directors. Except as the Company’s charter may provide with respect to any series of preferred stock that the Company may issue in the future, the holders of Common Shares will possess exclusive voting power.

Holders of the Company’s Common Shares will be entitled to receive such distributions as authorized from time to time by the Company’s board of directors and declared out of legally available funds, subject to any preferential rights of any preferred stock that the Company issues in the future. In any liquidation, each outstanding Common Share entitles its holder to share (based on the percentage of Common Shares held) in the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred stockholders. Holders of Common Shares do not have preemptive rights, which means that there is no automatic option to purchase any new Common Shares that the Company issues, nor do holders of Common Shares have any preference, conversion, exchange, sinking fund or redemption rights. Holders of Common Shares will not have appraisal rights unless the board of directors determines that appraisal rights apply, with respect to all or any classes or series of stock, to a particular transaction or all transactions occurring after the date of such determination in connection with which holders of such Common Shares would otherwise be entitled to exercise appraisal rights. Common Shares will be nonassessable by the Company upon its receipt of the consideration for which the board of directors authorized its issuance.

Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, and (3) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 20,000 shares of common stock outstanding as of June 30, 2014 and December 31, 2013.

Stock Incentive Plan

The Company intends to adopt a stock incentive plan to align the long-term financial interest of its independent directors, officers and employees (if it ever has employees), employees of the Advisor and other affiliates, certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company, with those of its stockholders. The Company’s board of directors intends to design long-term incentive awards to ensure that eligible officers, employees, consultants and independent directors have a continuing stake in its long-term success, that the total compensation realized by its executive officers reflects its multi-year performance as measured by the efficient use of capital and changes in stockholder value, and that a portion of its executive officer’s total compensation is earned over a multi-year period and is forfeitable if the employment of the executive officer is terminated.

The Company’s board of directors has the full authority: (a) to administer and interpret the plan; (b) to grant to our independent directors, officers and employees (if it ever has employees), employees of the Advisor and other affiliates, certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) performance shares, and (v) other stock-based awards; (c) to select independent directors, officers and employees (if it ever has employees), employers of the Advisor and other affiliates certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company to receive an award; (d) to determine whether and to what extent awards are to be granted; (e) to determine, in accordance to the terms of the stock incentive plan, the number of Common Shares to be covered by each award granted; (f) to determine the terms and conditions, consistent with the terms of the stock incentive plan, of any award granted (including, but not limited to, the exercise or purchase price (if any), any restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any award and the Common Shares relating thereto, based on such factors, if any, as the Company’s board of directors shall determine, in its sole discretion); (g) to determine, whether, to what extent and under what circumstances grants of options and other awards under the stock incentive plan are to operate on a tandem basis and/or in conjunction with or apart from other awards made by the Company outside of the stock incentive plan; (h) to determine whether and under what circumstances a stock option may be settled in cash, Common Shares and/or restricted stock; (i) to determine whether, to what extent and under what circumstances Common Shares and other amounts payable with respect to an award shall be deferred either automatically or at the election of the participant, in any case, in a manner intended to comply with Section 409A of the Code; (j) to determine whether a stock option is an incentive stock option or non-qualified stock option; (k) to determine whether to require a participant, as a condition of the granting of any award, to not sell or otherwise dispose of shares acquired pursuant to an award for a period of time as determined by the board of directors, in its sole discretion, following the date of such award; and (l) generally, to exercise such powers and to perform such acts as the board of directors deems necessary or expedient to promote the Company’s best interests that are not in conflict with the provisions of the stock incentive plan; provided, however, that the board of directors may not take any action under the stock incentive plan that would result in a repricing of any stock option without having first obtained the affirmative vote of the stockholders.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the stock incentive plan will not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3,000,000 shares of common stock subject to adjustment for stock splits, combinations, reclassifications, reorganizations and certain other specified events pursuant to the stock incentive plan. Grants will be issued on the date they are approved by the board of directors, except in certain circumstances, such as for new hires, who may be granted awards on or following commencement of employment on the second day after we release our financial results for that quarter. The exercise price for stock options will be determined by the board of directors at the time of the grant and will not be less than 100% (or, in the case of an incentive stock option granted to a ten percent stockholder, 110%) of the fair market value of the shares of common stock at the time of the grant. The board of directors will set the vesting schedule, which may be subject to the attainment of specified performance targets or such other factors as the board of directors may determine, in its sole discretion.

4. Related Party Transaction and Other Arrangements

The Company has agreements with the Dealer Manager, the Advisor, the Property Managers and the Special Limited Partner to pay certain fees and liquidation distributions, as follows, in exchange for services performed by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company may pay to the Dealer Manager, the Advisor, the Property Managers, the Special Limited Partner or their affiliates, including amounts to reimburse their costs in providing services. The Special Limited Partner has committed to contribute to the Operating Partnership cash or interests in real property in exchange for subordinated participation interests in the Operating Partnership that may entitle the Special Limited Partner to the subordinated distribution described in the table below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Stage
Fees	Amount
Selling Commissions	The Dealer Manager will receive selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. The Dealer Manager will reallow all selling commissions to the participating broker-dealer or registered representative of the dealer manager who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30.0 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer or registered representative of the Dealer Manager who actually sold the shares of common stock may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares of common stock, of which 2.5% will be paid at the time of sale of shares of common stock and 1.0% will be paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10.0% of the gross offering proceeds (excluding securities purchased through the DRIP). From the Company’s inception through June 30, 2014, the Company has not incurred any selling commissions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Stage
Fees	Amount
Dealer Manager Fee

The Dealer Manager will receive a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee will be paid with respect to sales under the Company’s DRIP. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a participating broker-dealer or registered representative of the dealer manager in the Company’s primary offering in the event a participating broker-dealer or registered representative of the dealer manager elects to receive the 7.5% fee described in ‘‘— Selling Commissions’’ above. The estimated dealer management fee is expected to be approximately $9.0 million if the maximum offering of 30.0 million shares of common stock are sold under the Offering. From the Company’s inception through June 30, 2014, the Company has not incurred any dealer manager fees.

Organization and Offering Expenses	The Company will reimburse the Advisor for all organization and offering expenses in connection with our offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2.0% of gross offering proceeds. In no event will organization and offering expenses exceed 15.0% of gross offering proceeds.

Operational Stage
Fees	Amount
Acquisition Fee

The Company will pay to the Advisor or its affiliates 1.0% of the contract purchase price of each property acquired (including its pro rata share (direct or indirect) of debt attributable to such property) or 1.0% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to such investment), as applicable. The estimated acquisition fee is expected to be approximately $11.2 million, if the maximum offering of 30.0 million shares of common stock is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

‘‘Contract purchase price’’ or the ‘‘amount advanced for a loan or other investment’’ means the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, the amount of funds advanced with respect to a mortgage, or the amount actually paid or allocated in respect of the purchase of other real estate-related assets, in each case inclusive of any indebtedness assumed or incurred in respect of such asset but exclusive of acquisition fees and acquisition expenses.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Operational Stage (continued)
Fees	Amount
Acquisition Expenses

The Company will reimburse the Advisor for expenses actually incurred related to selecting or acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to legal fees and expenses, travel and communications expenses, cost of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses and title insurance premiums, regardless of whether the Company acquires the related assets. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the contract purchase price of each property (including its pro rata share (direct or indirect) of debt attributable to such property) and 0.6% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable. In no event will the total of all acquisition fees, financing coordination fees and acquisition expenses (including those paid to third parties, as described above) payable with respect to a particular investment be unreasonable or exceed 5% of the contract purchase price of each property including its pro rata share (direct or indirect) of debt attributable to such property) or 5% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable. The estimated acquisition expenses are expected to be approximately $6.7 million, if the maximum offering of 30.0 million shares of common stock is sold under the Offering, assuming an aggregate long-term permanent leverage of approximately 75%.

Construction Management Fee

The Company expects to engage the Property Managers to provide construction management services for some of its properties. The Company will pay a construction management fee in an amount of up to 5% of the cost of any improvements that the Property Managers may undertake. The Property Managers may subcontract the performance of their duties to third parties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Operational Stage (continued)
Fees	Amount
Asset Management Subordinated Participation

The following description of the asset management subordinated participation will apply until the date on which the initial public offering has ended and the Company has invested substantially all the net proceeds therefrom.

Within 30 days after the end of each calendar quarter (subject to the approval of the Company’s board of directors), the Company, as the general partner of the Operating Partnership, will pay an asset management subordinated participation by issuing a number of operating partnership units designated as Class B units of the Operating Partnership (‘‘Class B Units’’) to the Advisor equal to: (i) the cost of the Company’s assets multiplied by 0.1875%; divided by (ii) the value of one Common Share as of the last day of such calendar quarter, which is equal initially to $9.00 (the primary offering price minus selling commissions and dealer manager fees). The fair value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition (described below) to be probable.

The Advisor will be entitled to receive distributions on the vested and unvested Class

B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Common Shares; such distributions will be in addition to the incentive fees and distributions the Advisor and its affiliates may receive from the Company, which consist of the annual subordinated performance fee payable to the Advisor and the liquidation distributions payable to the Special Limited Partner.

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the ‘‘economic hurdle’’; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Common Shares on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which OP Units or Common Shares shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met.

Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Operational Stage (continued)
Fees	Amount
Asset Management Fee

The following description of the asset management fee will apply beginning on the date on which the initial public offering has ended and the Company has invested substantially all the net proceeds therefrom.

The Company will pay the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 0.75% of the Company’s average invested assets. Average invested assets means, for a specified period, the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non- cash reserves, computed by taking the average of such values at the end of each month during such period.

Property Management Fees

Property management fees with respect to properties managed by the Property Managers will be payable monthly to the Property Managers in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of property managers in such area. The Property Managers may subcontract the performance of their duties to third parties. The Company will reimburse the Property Managers for costs and expenses, which may include personnel costs for on-site personnel providing direct services for the properties and for roving maintenance personnel to the extent needed at the properties from time to time, and the cost of travel and entertainment, printing and stationery, advertising, marketing, signage, long distance phone calls and other expenses that are directly related to the management of specific properties. Notwithstanding the foregoing, the Company will not reimburse the Property Managers for their general overhead costs or, other than as set forth above, for the wages and salaries and other employee-related expenses of their employees.

In addition, the Company will pay the Property Managers a separate fee for the one- time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Operating Expenses

Commencing 12 months after the commencement of the Offering, the Company will reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under ‘‘— Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period.

Additionally, the Company will reimburse the Advisor or its affiliates for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for (a) services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or (b) the salaries and benefits of the named executive officers.

Operational Stage (continued)
Fees	Amount
Financing Coordination Fee

If the Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, the Company will pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. The Advisor may reallow some of or all this financing coordination fee to reimburse third parties with whom it may subcontract to procure such financing.

Liquidation/Listing Stage
Fees	Amount
Real Estate Disposition Commissions

For substantial services in connection with the sale of a property, the Company will pay to the Advisor or any of its affiliates a real estate disposition commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price or a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. The Company’s independent directors will determine whether the Advisor or its affiliates have provided a substantial amount of services to the Company in connection with the sale of a property. A substantial amount of services in connection with the sale of a property includes the preparation by the Advisor or its affiliates of an investment package for the property (including an investment analysis, an asset description and other due diligence information) or such other substantial services performed by the Advisor or its affiliates in connection with a sale.

Annual Subordinated Performance Fee

The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the annual return to holders of Common Shares, payable annually in arrears, such that for any year in which holders of Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, , the Advisor will be entitled to 15.0% of the total return in excess of such 6.0% per annum; provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the amount paid to the Advisor will not be paid unless holders of Common Shares receive a return of their respective net investments. This fee will be payable only from realized appreciation in the Company’s assets upon their sale, other disposition or refinancing, which results in the return on stockholders’ respective net investments exceeding 6.0% per annum.

For purposes of the annual subordinated performance fee, “net investment” means $10.00 per Common Share, less a pro rata share of any proceeds received from the sale, other disposition or refinancing of assets.

Liquidation/Listing Stage
Fees	Amount
Liquidation Distributions to the Special Limited

Distributions from the Operating Partnership in connection with its liquidation initially will be made to the Company (which the Company will distribute to holders of Common Shares), until holders of Common Shares have received liquidation distributions from the Operating Partnership equal to their respective net investments plus a cumulative, pre-tax, non-compounded annual return of 6.0% on their respective net investments.

Thereafter, the Special Limited Partner will be entitled to receive liquidation distributions from the Operating Partnership until it has received liquidation distributions from the Operating Partnership equal to its net investment plus cumulative, pre-tax, non-compounded annual return of 6.0% on its net investment.

Thereafter, 85.0% of the aggregate amount of any additional liquidation distributions by the Operating Partnership will be payable to the Company (which the Company will distribute to holders of Common Shares), and the remaining 15.0% will be payable to the Special Limited Partner.

With respect to holders of Common Shares, “net investment” means $10.00 per Common Share, less a pro rata share of any proceeds received from the sale, other disposition or refinancing of assets. With respect to the Special Limited Partner, “net investment” means the value of all contributions of cash or property the Special Limited Partner has made to the Operating Partnership in consideration for its subordinated participation interests, measured as of the respective times of contribution, less a pro rata share of any proceeds received from the sale, other disposition or refinancing of assets.

5. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

6. Subsequent Events

On July 11, 2014, the Company amended and restated its charter to authorized the issuance of 200,000,000 Common Shares and 50,000,000 shares of preferred stock.

On July 15, 2014, the Company’s registration statement on Form S-11 was declared effective by the SEC under the Securities Act of 1933.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiary and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust III, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT III, L.P., which we collectively refer to as the “Operating Partnership”.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission (the “SEC”), contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Registration Statements on Form S-11, as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the SEC.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

Overview

Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III”) and Lightstone Value Plus REIT III, LP, (the “Operating Partnership”) are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Lightstone REIT III intends to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Operating Partnership, our future acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties located either in or near major metropolitan areas.

Capital required for the future purchases of real estate and/or real estate related investments is expected to be obtained from public offerings of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter. We are dependent upon the net proceeds from public offerings of our common stock to conduct our proposed activities.

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. As of June 30, 2014, the Company had received gross proceeds of approximately $200,000 from the sale of approximately 20,000 shares of its common stock.

We have no employees. We intend to retain the Advisor to manage our affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’) will serve as property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’) will serve as the dealer manager of our public offering. The Advisor and Property Managers are affiliates of the Sponsor. These related parties will receive compensation and fees for services related to the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Current Environment

Our operating results as well as our investment opportunities are impacted by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such as availability of credit, financial markets volatility, and recession.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including depressed home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets may recover, the value of our properties may decline if current market conditions persist or worsen.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-Q.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Investments in Real Estate

We will record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which is approximately 39 years for buildings and improvements, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We will make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property.

We will make subjective assessments as to whether there are impairments in the values of our investments in real estate. We will evaluate our ability to collect both interest and principal related to any real estate related investments in which we invest. If circumstances indicate that such investment is impaired, we will reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

Real Estate Purchase Price Allocation

When we make an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, for acquired in-place leases, and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred within general and administrative costs within the consolidated statements of operations. Transaction costs such as professional fees, commissions, acquisition fees and closing costs incurred related to our investment in unconsolidated real estate entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties, we will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities, assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, we will evaluate the existence of goodwill or a gain from a bargain purchase and will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized within twelve months of the acquisition date.

Investments in Unconsolidated Entities

We will evaluate investments in other entities for consolidation. We will consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor will be allocated in accordance with the provisions of the applicable operating agreements of the entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entities will be amortized over the respective lives of the underlying assets as applicable. These items will be reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities will be recorded as interest income.

On a quarterly basis, we will assess whether the value of our investments in unconsolidated entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

Real Estate Loans Receivable

Real estate loans receivable will be recorded at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method, and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Premiums or discounts will no longer be accreted or amortized for loans that are in default.

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument utilizing the effective interest method. Under the effective interest method, interest expense is recognized at a constant yield based on the increasing or decreasing carrying value of the loans. The total interest expense for each period is the carrying value of the loans at the start of the period multiplied by the effective interest rate. The amount of amortization of the loan discount or premium is the difference between the effective interest expense for the period and the accrued stated interest. As the carrying amount changes each period by the amount of amortized discount or premium, interest expense either increases (for discounts) or decreases (for premiums) over the life of the loans. Fees related to any buydown of the interest rate will be deferred as prepaid interest.

Revenue Recognition and Valuation of Related Receivables

Our revenue will be comprised primarily of revenue from the operations of hotels as well as other commercial properties. Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Other commercial property revenue will be comprised largely of rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we will determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or will record a direct write-off of the specific rent receivable, which will have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decrease our total assets and stockholder’s equity.

In addition, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target which triggers the contingent rental income is achieved. Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred.

Accounting for Organization and Other Offering Costs

We will record selling commissions and dealer manager fees paid to our dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs and professional fees as reduction against additional paid-in capital. Any organization costs will be expensed to general and administrative costs.

Results of Operations

As of June 30, 2014, we have not commenced operations. We will not commence any significant operations until we have sold a minimum of 200,000 Common Shares (excluding Common Shares purchased by New York, Tennessee and Pennsylvania investors). Purchases of Common Shares by our advisor, directors, officers and other affiliates will be included for purposes of determining whether the minimum of 200,000 Common Shares required to release funds from the escrow account has been sold.

The Company’s primary financial measure for evaluating its properties is net operating income (“NOI”). NOI represents revenues less property operating expenses, real estate taxes and general and administrative expenses. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s properties.

For the Three and Six Months Ended June 30, 2014 vs. June 30, 2013

Consolidated

General and administrative expenses

General and administrative costs of $595 and $1,862 for the three and six months ended June 30, 2014, respectively and $237 and $827 for the three and six months ended June 30, 2013, respectively primarily relate to corporate filing fees and bank fees.  We expect that once we commence operations, general and administrative costs will increase in the future.

Financial Condition, Liquidity and Capital Resources

Overview:

We are dependent upon the net proceeds from our offering and from the sale of subordinated participation interests in our operating partnership to the special limited partner to conduct our proposed operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our offering, any future offerings we may conduct, from secured or unsecured financings from banks and other lenders, from any undistributed funds from our operations and from the sale of subordinated participation interests in our operating partnership to the special limited partner. As of the date of this filing, we have not made any investments in real estate or otherwise, and our total assets consist, as of June 30, 2014, of $196,929 in cash.

We will not sell any Common Shares in our offering unless we sell a minimum of 200,000 Common Shares (excluding Common Shares purchased by New York, Tennessee and Pennsylvania investors). Purchases of Common Shares by our advisor, directors, officers and other affiliates will be included for purposes of determining whether the minimum of 200,000 Common Shares required to release funds from the escrow account has been sold. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

We currently have no outstanding debt. Once we have fully invested the proceeds of our offering, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of our offering) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total net assets as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors. During the early stages of our offering, our independent directors may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fee. During this stage, we also will make payments to our advisor for reimbursement of certain other organization and offering expenses. However, we do not expect that our total payments for other organization and offering expenses would exceed 2.0% of gross offering proceeds. During our operational stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our independent directors.

To maintain our qualification as a REIT after attaining it, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Once we commence paying distributions, we expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Code. We have not established a minimum distribution level.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(1,797)	$(827)
Net change in cash and cash equivalents	(1,797)	(827)
Cash and cash equivalents, beginning of the period	198,726	200,000
Cash and cash equivalents, end of the period	$196,929	$199,173

Our principal sources of cash flow were derived from net offering proceeds received. In the future, we expect to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, any scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our public offerings. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities.

Operating activities

The net cash used in operating activities of $1,797 during the 2014 period primarily related to corporate filing fees and bank fees.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provides for 10.0 million shares available for issuance under our DRIP and our DRIP price per share of common stock is $9.50.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of June 30, 2014 no shares have been issued under or DRIP or repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

None.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under generally accepted accounting principles in the United States, or GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.

Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within seven to ten years after the proceeds from the primary offering are fully invested. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table illustrates the items deducted from or added to net loss in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(595)	$(237)	$(1,862)	$(827)
FFO adjustments:
None	-	-	-	-

FFO	(595)	(237)	(1,862)	(827)
MFFO adjustments:

None	-	-	-	-
MFFO	(595)	(237)	(1,862)	(827)
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$(595)	$(237)	$(1,862)	$(827)

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2014 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 6 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2014 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

ITEM 1A. RISK FACTORS

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Related to an Investment in Lightstone Value Plus Real Estate Investment Trust III, Inc.

There is no public trading market for our Common Shares, and there may never be one; therefore, it will be difficult for you to sell your Common Shares except pursuant to our share repurchase program. If you sell your Common Shares to us under our share repurchase program, you may receive less than the total price you paid for the Common Shares.

There currently is no public market for our Common Shares, and there may never be one. If you are able to find a buyer for your Common Shares, you may not sell your Common Shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors (prospectively or retroactively), which may inhibit large investors from desiring to purchase your Common Shares.

Repurchases of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Therefore, you may be required to sell your Common Shares at a substantial discount to the price you originally paid. See ‘‘Share Repurchase Program’’ for a description of the initial repurchase price, as determined by our board of directors. Furthermore, our board of directors reserves the right, in its sole discretion, at any time and from time to time, to amend the terms of, suspend or terminate our share repurchase program. Additionally, our board of directors reserves the right, in its sole discretion, to reject an individual stockholder’s request for repurchase for any reason at any time. Therefore, it will be difficult for you to sell your Common Shares promptly or at all.

It also is likely that your Common Shares would not be accepted as the primary collateral for a loan. You should purchase the Common Shares only as a long-term investment because of the illiquid nature of the Common Shares.

You are limited in your ability to sell your Common Shares pursuant to our share repurchase program and may have to hold your Common Shares for an indefinite period of time.

Repurchases of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program or to reject any request for repurchase. In addition, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares within the program. Importantly, funding for our share repurchase program will come exclusively from any proceeds we received from the sale of Common Shares under our DRIP that our board of directors may reserve for this purpose. In addition, we will limit the number of Common Shares repurchased pursuant to our share repurchase program as follows: during any 12-month period, we will not repurchase in excess of 5.0% of the weighted average number of Common Shares outstanding during the prior calendar year; provided, however, that Common Shares repurchased in the case of the death of a stockholder will not count against this 5.0% limit.

This is a blind pool offering, so you will not have the opportunity to evaluate our investments or our tenants before we engage in investment or leasing activity.

Because we have made no investments in real estate or real estate-related assets, we have not entered into any purchase and sale agreements as of the date of this filing. Therefore, we are not able to provide you with information to evaluate our investments prior to acquisition. Our board of directors will have wide discretion in implementing our policies relating to the creditworthiness of tenants, and you will not have the opportunity to evaluate potential tenants. In light of our investment strategy, we may lease to tenants that do not have strong credit.

We and our advisor have no operating history, we have no established financing sources, and the performance of the prior real estate investment programs of our sponsor may not be indicative of our future results.

We and our advisor have no operating history, and our advisor has no experience investing in hotels. You should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated on October 5, 2012, have not commenced operations, and, as of the date of this filing, have made no investments in real estate or real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by our sponsor may not be indicative of our future results.

Moreover, we have no established financing sources other than our offering proceeds. If our capital resources are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments, as well as for potential investors in us; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements, as well as the performance of our property managers in the selection of tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more Common Shares we sell in our offering, the greater our challenge will be to invest all the net offering proceeds on attractive terms. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of our property managers for us to achieve our investment objectives. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

Additionally, as a public company, we are subject to ongoing reporting requirements under the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns. In addition, if we are unable to invest our offering proceeds in real properties in a timely manner, we will hold the proceeds of our offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

Our sponsor has been involved with investments that have faced adverse business developments, including bankruptcies.

Our sponsor has been involved in prior programs and investment activities that faced adverse business developments, including bankruptcy filings. For more information on these adverse business developments. These adverse developments may negatively affect a potential investor’s assessment of our ability to meet our investment objectives, which in turn may hinder our ability to raise substantial funds in our offering. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment.

A prior program of our sponsor temporarily suspended its share redemption plan.

On March 2, 2010, the board of directors of one of our sponsor’s other public programs, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), temporarily suspended its share redemption plan. On September 16, 2010, the board of directors of Lightstone I reauthorized the share redemption plan.

We will make some of or all our distributions from sources other than our cash flow from operations; this will reduce our funds available for the acquisition of properties, and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including from the proceeds of our offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets. We will make some of or all our distributions from financings or the net proceeds from our public offering; this will reduce the funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced. Our organizational documents do not limit the amount of distributions we can fund from sources other than operating cash flow.

You may be more likely to sustain a loss on your investment because our advisor does not have as strong an economic incentive to avoid losses as does an advisor that has made significant equity investments in its advised company.

Our advisor has only invested $200,000 in us, through the purchase of 20,000 Common Shares at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our advisor for our significant organization and offering expenses, our advisor will have less exposure to loss if the value of our Common Shares decreases, than it would if it held a greater number of Common Shares. Without a large holding of Common Shares by our advisor aligning the incentives of our advisor with those of our stockholders, our stockholders may be at a greater risk of loss.

To the extent offering proceeds are used to pay fees to our advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors also may realize a lower rate of return than investors who invest earlier in our offering.

Our advisor and its affiliates provide services for us in connection with, among other things, the selection, financing and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. Largely as a result of these substantial fees, we expect that approximately 86.68% of the total offering price received from investors in our primary offering will be available for investment in real estate or for distribution to our stockholders, assuming we sell the maximum number of Common Shares offered in our initial public offering.

In addition, we may use offering proceeds to fund distributions, and later investors who do not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incur debt to fund distributions earlier in our public offering, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

The use of offering proceeds to pay fees to our advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the Common Shares in our offering.

Investors who invest in us at the beginning of our offering may realize a lower rate of return than later investors.

There can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom, some of or all our distributions will be paid from other sources, such as from the proceeds of our public offering, cash advances to us by our advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

We may pay distributions from any source, including from the proceeds of our offering. We have not established any limit on the amount of distributions we can fund from sources other than operating cash flow.

We may have to make decisions on whether to invest in certain properties without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific investments we make.

Our offering is being made on a ‘‘best efforts’’ basis, meaning that our dealer manager is only required to use its best efforts to sell our Common Shares and has no firm commitment or obligation to purchase any of the Common Shares. As a result, we cannot assure you of the amount of proceeds that will be raised in our offering. We are dependent on funds from our offering to make additional investments, resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. If we do not raise significant additional funds in our offering, the more likely it will be that we will not be able to achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our Common Shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, to the extent we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel of us, our advisor and its affiliates. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any of our key personnel. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve becoming ‘‘self-managed’’ by internalizing our management functions, particularly if we seek to list our Common Shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our advisor’s and property managers’ assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether you enjoyed the returns on which we have conditioned our subordinated share of annual cash flows. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per Common Share and modified funds from operations per Common Share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

In addition, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. If stockholders or other interested parties file a lawsuit related to, or challenging, an internalization transaction, we could incur high litigation costs that would adversely affect the value of your Common Shares. We also would incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards under our stock incentive plan, which awards would decrease net income and modified funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor and its affiliates we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor and its affiliates, our net income per Common Share and funds from operations per Common Share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our Common Shares.

As currently organized, we do not directly employ any employees. If we elect to internalize our management functions, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. Certain personnel of our advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our portfolio of investments.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor or our property managers in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our advisor or our property managers, we may not be able to retain all the employees of our advisor or property managers or to maintain a relationship with our sponsor. In addition, some of the employees of the advisor or property managers may provide services to one or more other investment programs. These programs or third parties may decide to retain some of or all our advisor’s or property managers’ key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor or property managers who are most familiar with our business and operations, thereby potentially adversely impacting our business.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director will be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to you.

If our advisor or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our advisor or its affiliates may agree to waive all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our advisor or its affiliates choose to no longer waive such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Our advisor and its affiliates, including all our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates, including our property managers and the special limited partner, are entitled to substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreements, because our advisor and property managers have an incentive to continue receiving fees under these agreements;

•	public offerings of equity by us, which will likely entitle our advisor to increased asset management subordinated participation and to increased acquisition, financing coordination and asset management fees;

•	property sales, which may result in compensation to our advisor in the form of real estate disposition commissions;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees, asset management subordinated participation and asset management fees, which are not calculated based on investment quality, and which could encourage our advisor to purchase assets at higher prices;

•	whether to construct improvements on our properties, which would entitle our property managers to construction management fees, and whether to maximize the estimated costs of improvements, since construction management fees are initially calculated in part based on budgeted amounts;

•	whether to lease to a less creditworthy tenant, since our property managers will receive leasing fees regardless of tenant quality, and a default by a tenant under its lease obligations may give the respective property manager an opportunity to earn an additional leasing fee;

•	borrowings to acquire properties, which borrowings may increase the acquisition, asset management and financing coordination fees and the asset management subordinated participation payable to our advisor;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether our advisor is reimbursed by us for the related salaries and benefits;

•	whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor and its affiliates;

•	whether and when we seek to liquidate or to list our Common Shares on a national securities exchange, which events may entitle the special limited partner to receive liquidation distributions; and

•	whether and when to terminate the advisory agreement or to allow the advisory agreement to expire without renewal (even for poor performance by our advisor), in either case with or without cause, either of which may entitle the special limited partner to (a) receive cash in an amount equal to its net investment, or (b) retain the subordinated participation interests, and in the case of (a), to receive liquidation distributions as well.

The fees our advisor receives in connection with transactions involving the purchase and management of an asset may be based on the contract purchase price or the book value of the investment rather than the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

Our advisor and the special limited partner face conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement and our operating partnership’s limited partnership agreement, our advisor and the special limited partner will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor or the special limited partner to incentive compensation. In addition, our advisor’s entitlement to fees upon the sale, other disposition or refinancing of our assets could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The limited partnership agreement of our operating partnership requires us to pay a performance-based liquidation distribution to the special limited partner if we liquidate, list or terminate our advisor. To avoid paying this distribution, our independent directors may decide against the liquidation, listing or termination of our advisor even if, but for the liquidation distribution, such event would be in our best interest. Additionally, under the limited partnership agreement of our operating partnership, upon termination or non-renewal of the advisory agreement, even for poor performance by our advisor, the special limited partner will be entitled to (a) receive cash in an amount equal to its net investment, or (b) retain the subordinated participation interests, which also may influence our independent directors to decide against terminating our advisor. In addition, our advisor will be entitled to an annual subordinated performance fee for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments. Our advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return; provided, that the amount paid to our advisor will not exceed 10.0% of the aggregate return for such year; and provided, further, that the amount paid to our advisor will not be paid unless holders of our Common Shares receive a return of their respective net investments. The potential to earn an annual subordinated performance fee may encourage our advisor to acquire riskier assets or to dispose of investments earlier than they should be disposed of. For a more detailed discussion of the fees, distributions and other amounts payable to our advisor and its affiliates in respect of our offering.

Our advisor will receive an annual subordinated performance fee for years in which a specified return to holders of our Common Shares is achieved. However, if the return is not achieved in subsequent years, and even if our company suffers a loss, our advisor will not be obligated to return to our company any portion of the annual subordinated performance fee it has received.

We will pay our advisor an annual subordinated performance fee calculated on the basis of our annual return to stockholders, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return; provided, that the amount paid to our advisor will not exceed 10.0% of the aggregate return for such year; and provided, further, that the amount paid to our advisor will not be paid unless holders of our Common Shares receive a return of their respective net investments. This fee will be payable only out of realized appreciation in our assets upon their sale, other disposition or refinancing.

However, if such 6.0% per annum return is not achieved in subsequent years, and even if our company suffers a loss, our advisor will not be obligated to return to our company any portion of the annual subordinated performance fee it has received. We cannot assure you that we will provide such 6.0% per annum return, which we have disclosed solely as a measure for our advisor’s incentive compensation.

Our sponsor’s other public programs, Lightstone I and Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), may be engaged in competitive activities, including the ownership of hotels in our target markets.

Our advisor and property managers and their respective affiliates, through activities of Lightstone I and Lightstone II, may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. Lightstone I and Lightstone II may compete with us for both the acquisition and refinancing of hotels and other properties of a type suitable for our investment. In addition, we may compete with Lightstone I and Lightstone II for franchise or license arrangements with hotel brands in some of or all our target hotel markets.

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter into with affiliates of our sponsor or advisor or with other programs sponsored by our sponsor or advisor, which could result in a disproportionate benefit to affiliates of our sponsor or advisor or to another program.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Lightstone-sponsored programs for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. The executive officers of our advisor are also the executive officers of other real estate investment vehicles, and may in the future sponsor or be the executive officers of other REITs and their advisors, the general partners of other Lightstone-sponsored partnerships or the advisors or fiduciaries of other Lightstone-sponsored programs. These executive officers will face conflicts of interest in determining which Lightstone-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between our interests and the interests of the Lightstone-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or advisor may make it more difficult for us to enforce our rights.

If we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another program (whether sponsored by our advisor or by our sponsor or its affiliates) or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, exercise buy/sell rights or make other major decisions, and you may face certain additional risks. For example, if we become listed for trading on a national securities exchange, and any of the other programs sponsored by our advisor or our sponsor or its affiliates are not traded on any exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, if we enter into a joint venture with another program sponsored by our advisor or our sponsor or their respective affiliates that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other program’s liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another program sponsored by our advisor or our sponsor or their respective affiliates grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because The Lightstone Group, LLC (“Lightstone”) and its affiliates control us and would control any other Lightstone-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. If a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buyout at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or, if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

If we use debt to finance the acquisition of investments, we may pay our advisor twice with respect to such debt, which would adversely affect our operating results and may encourage our advisor to maximize its use of debt financing for acquisitions of investments.

We will pay to our advisor or its affiliates 1.0% of the contract purchase price of each property acquired, which amount includes our pro rata share (direct or indirect) of debt attributable to such property, or 1.0% of the amount advanced for a loan or other investment, which amount includes our pro rata share (direct or indirect) of debt attributable to such investment, as applicable. Further, if our advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we will pay our advisor or its assignees a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. There is nothing to prevent our advisor from receiving both acquisition fees and financing coordination fees with respect to the amount of acquisition financing with respect to a property that we acquire. Such double payment would adversely affect our operating results and may encourage our advisor to maximize its use of debt financing for acquisitions of investments.

Our advisor’s executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities that conduct our day-to-day operations and our offering will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of our advisor and the executive officers and employees of Lightstone-affiliated entities to conduct our day-to-day operations and our offering. These persons also conduct the day-to-day operations of other investment programs and may in the future also conduct the day-to-day operations of other programs we sponsor and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could diminish the value of the services they provide to us.

Certain of our executive officers are also officers of our advisor, our property managers and other entities affiliated with our advisor, which may include the advisors and fiduciaries to other Lightstone-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by affiliates of our advisor, (d) investments with affiliates of our advisor, (e) compensation to our advisor and its affiliates, and (f) our relationships with our property managers. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Because we rely on affiliates of Lightstone for the provision of advisory and property management services, if Lightstone or its majority owner are unable to meet their obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

David Lichtenstein, the majority owner of Lightstone, directly or indirectly owns and controls our advisor and our property managers. The operations of our advisor and our property managers rely substantially on Mr. Lichtenstein and on Lightstone. Lightstone and its majority owner are dependent on fee income from their other sponsored real estate programs. The current real estate market disruptions could adversely affect the amount of such fee income. If Lightstone or its majority owner become unable to meet their obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

Because title insurance services may be provided by an affiliated party, our advisor may face a conflict of interest when considering the terms of title insurance policies that it may purchase.

From time to time, we may purchase title insurance from an agent in which our sponsor owns a fifty percent limited partnership interest. Because this title insurance agent will receive significant fees for providing title insurance, our advisor may face a conflict of interest when considering the terms of title insurance policies that it may purchase.

We have the same legal counsel as our sponsor and its affiliates.

Proskauer Rose LLP acts as legal counsel to us and also represents our sponsor and various affiliates, including our advisor. The interests of our sponsor and its affiliates, including our advisor, may become adverse to ours in the future. Under legal ethics rules, Proskauer Rose LLP may be precluded from representing us due to any conflict of interest between us and our sponsor and its affiliates, including our advisor.

Each member of our board of directors is also on the board of directors of Lightstone I and Lightstone II.

Each of our directors is also a director of Lightstone I and Lightstone II. Accordingly, each of our directors owes fiduciary duties to Lightstone I and Lightstone II and their respective stockholders. The duties of our directors to Lightstone I and Lightstone II may influence the judgment of our board of directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone I or Lightstone II for the acquisition of property or real estate-related investments. Decisions of our board of directors regarding the terms of those transactions may be influenced by our directors’ duties to Lightstone I or Lightstone II and their respective stockholders.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover of our company.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors (prospectively or retroactively), which may inhibit large investors from purchasing your Common Shares. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide stockholders with the opportunity to receive a control premium for their Common Shares.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our Common Shares or discourage a third party from acquiring us.

Our charter permits our board of directors to issue up to 200.0 million Common Shares and up to 50.0 million shares of preferred stock, $0.01 par value per share. Our board of directors, without any action by our stockholders, may (a) amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series we have authority to issue or (b) classify or reclassify any unissued Common Shares or shares of preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms and conditions of the repurchase of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our Common Shares, or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our Common Shares.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, ‘‘business combinations’’ between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer, an issuance or reclassification of equity securities, liquidations or dissolutions in which an interested stockholder will receive something other than cash and any loans, advances, pledges, guarantees or similar arrangements in which an interested stockholder receives a benefit. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation voting together as a single group; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder voting together as a single group.

These supermajority vote requirements do not apply if the corporation’s holders of voting stock receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides that ‘‘control shares’’ of a Maryland corporation acquired in a ‘‘control share acquisition’’ have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by employees who are directors of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. ‘‘Control shares’’ are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A ‘‘control share acquisition’’ means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by a corporation’s charter or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our Common Shares.

Our charter provides that any tender offer made by a stockholder, including any ‘‘mini-tender’’ offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. A stockholder may not transfer any shares to an offering stockholder who does not comply with these requirements unless such stockholder first offers such shares to us at a price equal to the greater of the tender offer price offered in such tender offer or the repurchase price under our share repurchase program as it is in effect at such time. In addition, the non-complying stockholder shall be responsible for all our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our Common Shares and prevent you from receiving a premium price for your Common Shares in such a transaction.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

The company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The company intends to conduct its operations, directly and through wholly owned or majority-owned subsidiaries, so that the company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an ‘‘investment company’’ if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an ‘‘investment company’’ if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire ‘‘investment securities’’ having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act, however, generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an ‘‘investment company’’ under the Investment Company Act; provided, that (a) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and (b) on an unconsolidated basis no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined), is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority-owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. We believe that we, our operating partnership and the subsidiaries of our operating partnership will satisfy this exclusion.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of ‘‘investment company’’ and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Our advisor will continually review our investment activity to attempt to ensure that we will not be regulated as an investment company.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.

If the market value or income potential of our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	increase or decrease the aggregate number of shares that we have the authority to issue;

•	increase or decrease the number of our shares of any class or series that we have the authority to issue; and

•	effect reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to any merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies and objectives generally and at the individual investment level without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. In addition to our investment policies and objectives, we also may change our stated strategy for any investment in an individual property. These policies may change over time. The methods of implementing our investment policies also may vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

Depending upon then-prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within six to nine years after the termination of our initial public offering. If we do not begin the process of achieving a liquidity event by the eighth anniversary of the termination of our offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our Common Shares on a national securities exchange beyond eight years from the termination of our initial public offering. If so, our board of directors and our independent directors may conclude that it is not in our best interest to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Therefore, if we are not successful in implementing our exit strategy, your Common Shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

The offering price of our Common Shares in our offering was not determined on an independent basis; as a result, the offering price of the Common Shares in our offering is not related to any independent valuation.

Our board of directors arbitrarily determined the offering price of the Common Shares in our offering, and such price bears no relationship to any established criteria for valuing issued or outstanding shares. Our board of directors arbitrarily determined the offering price of our Common Shares based primarily on the range of offering prices of other REITs that do not have a public trading market. The $10.00 offering price is a round number, designed to facilitate calculations relating to the offering price of our Common Shares. Consequently, the offering price of our Common Shares may not reflect the price at which the Common Shares would trade if they were listed on an exchange or actively traded by brokers, or the proceeds that a stockholder would receive if we were liquidated or dissolved.

Your interest will be diluted if we issue additional securities.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 250.0 million shares of capital stock, of which 200.0 million shares are classified as Common Shares and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock, or the number of authorized shares of any class or series of stock designated, and may classify or reclassify any unissued shares into one or more classes or series without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us if we: (a) sell Common Shares in our offering or sell additional Common Shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into Common Shares; (c) issue Common Shares upon the exercise of any options under our stock incentive plan; or (d) issue Common Shares to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the operating partnership agreement for our operating partnership contains provisions that allow, under certain circumstances, other entities, including other Lightstone-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our operating partnership. Because the limited partnership interests in our operating partnership may be exchanged for Common Shares, any merger, exchange or conversion of our operating partnership and another entity ultimately could result in the issuance of a substantial number of Common Shares, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this ‘‘Risk Factors’’ section, you should not expect to be able to own a significant percentage of our Common Shares.

We are an ‘‘emerging growth company’’ under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an ‘‘emerging growth company,’’ as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an ‘‘emerging growth company’’ for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Shares held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) and (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which may require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 ( unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of some of the JOBS Act exemptions that are applicable to us. If we do avail ourselves of any of such exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an ‘‘emerging growth company’’ may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an ‘‘emerging growth company’’ can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to ‘‘opt out’’ of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We intend to disclose MFFO, a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We will use internally, and intend to disclose to investors, MFFO, a non-GAAP financial measure. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations and Modified Funds From Operations.’’ MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance. MFFO differs from GAAP net income by excluding gains or losses from sales of property and asset impairment write-downs, adding back depreciation and amortization, adjusting for unconsolidated partnerships and joint ventures, and further excluding acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

Because of the manner in which MFFO differs from GAAP net income or loss, it may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Furthermore, MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate funds from operations, or FFO, or MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and payment of distributions.

Our advisor and its affiliates will perform services for us in connection with, among other things, the selection, financing and acquisition of our investments, the construction, development, management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders.

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and real estate-related securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, that loans will generate the interest payments that we expect, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•	Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	There may be a delay between the sale of the Common Shares and our purchase of real properties. During that time, we may invest in lower-yielding short-term instruments, which could result in a lower yield on your investment.

•	If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•	U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to dividends paid and excluding net capital gain, to maintain REIT status, and 100% of REIT taxable income and net capital gain to avoid U.S. federal income tax. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•	In connection with future property acquisitions, we may issue additional Common Shares, interests in our operating partnership or interests in other entities that own our properties. We cannot predict the number of Common Shares, units or interests that we may issue, or the effect that these additional Common Shares might have on cash available for distributions to you. If we issue additional Common Shares, they could reduce the cash available for distributions to you.

•	In connection with future property acquisitions which are under development, construction or repositioning, we may experience budget overruns; delays in completion; failure of a contractor or sub-contractor, construction risks including damage, vandalism or accidents; a change in market conditions before such project is ready to be placed in use; the placement of liens on our properties as a result of construction disputes, and numerous additional development, construction and repositioning risks, any of which could require expenditure of more cash than anticipated, increase our borrowings and costs of such borrowings, delay the commencement of cash flow or reduce cash available for distribution.

•	We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital. We cannot assure you that sufficient cash will be available to make distributions to you.

Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all the gross proceeds of our offering will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to our offering. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, if we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions may cause the tenants in any properties we own to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, only insures limited amounts per depositor per insured bank. In the future, we may deposit cash, cash equivalents and restricted cash in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Market disruptions could adversely impact aspects of our operating results and operating condition.

Market disruptions, including recessions, reduced consumer spending, sovereign downgrades and lack of credit, could reduce demand for hotel space and remove support for rents and property values. The value of our properties may decline if any such market conditions were to emerge.

Our business could be affected by future market and economic challenges experienced by the U.S. economy. These conditions could materially affect the value and performance of our properties, and could affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Any such challenging economic conditions also could impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, market disruptions could have any of the following adverse consequences:

•	the financial condition of tenants occupying the properties we acquire could be adversely affected, which could result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•	significant job losses could occur, which could decrease demand for office space, multifamily communities and hospitality properties and result in lower occupancy levels, which could result in decreased revenues for properties that we acquire, which could diminish the value of such properties that depend, in part, upon the cash flow generated by such properties;

•	there could be an increase in the number of bankruptcies or insolvency proceedings of tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	credit spreads for major sources of capital could widen if investors demanded higher risk premiums, resulting in lenders increasing the cost for debt financing;

•	our ability to borrow on terms and conditions that we found acceptable, or at all, could be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;

•	there could be a reduction in the amount of capital available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan-to-value ratio upon which lenders are willing to lend, and make sourcing or refinancing our debt more difficult;

•	the value of certain properties we may acquire could decrease below the amounts we paid for them, which could limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and could reduce the availability of unsecured loans;

•	to the extent that we may use or purchase derivative financial instruments, one or more counterparties to such derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of those instruments; and

•	the value and liquidity of our short-term investments could be reduced as a result of dislocations in the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distribution to our stockholders.

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in real estate-related assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal income tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then-current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

The provision of advisory services to us could require our advisor to register with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which could impact the types of investments that it recommends to us and cause us not to invest in opportunities that meet our investment criteria. If our advisor were required to register, it also could hinder our operating performance and negatively impact our business and subject our advisor to additional regulatory burdens and costs to which it is not currently subject.

Our advisor is not currently required to register as an investment adviser under the Advisers Act. Furthermore, we believe that if our advisor advises us consistent with the strategy adopted by our board of directors, our advisor will not be required to register under the Advisers Act even as a result of changes to the Advisers Act implemented by the Dodd-Frank Act, which became effective in July 2011. As a result of the Dodd-Frank Act, many investment advisers that previously relied on the private adviser exemption under the Advisers Act, which was repealed by the Dodd-Frank Act, may need to register as an investment adviser with the SEC, or seek an exemption from registration. Given the changes instituted by the Dodd-Frank Act, an investment adviser may be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single client. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages. In calculating regulatory assets under management, we must include the value of each ‘‘securities portfolio’’ we manage. If our investments were to constitute a ‘‘securities portfolio’’ under the Advisers Act, then our advisor would be required to register. Specifically, we believe that our assets will not constitute a securities portfolio so long as a majority of the assets consist of originated loans, real estate and cash and the assets do not currently constitute a securities portfolio. Since we do not believe our assets will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore our advisor does not need to register. Our advisor intends to manage our investments so that they will continue not to constitute a securities portfolio in the future. In so doing, it is possible that we could determine not to seek certain commercial real estate debt and securities available on the secondary market that we might otherwise consider. In such a scenario, we may not invest in opportunities that could improve our operating performance. If our board of directors determines to modify our strategy in such a way as to make it likely that our advisor would be required to register under the Advisers Act, our business may be negatively affected because our advisor may, among other things, have to devote significant additional management time, may incur significant additional costs and may experience a reduction in revenue associated with compliance with the requirements of the Advisers Act.

Hotel Risk Factors

If we acquire lodging facilities, we will be dependent on the third-party managers of those facilities.

In order to qualify as a REIT, we will not be able to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a taxable REIT subsidiary (“TRS”), in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

We will depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. If we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our probable lack of diversification in property type increases the risk of investment.

One of our primary areas of investment will be hotels. There is no limit on the number of properties of a particular hotel brand which we may acquire. The board of directors will review our properties and investments in terms of geographic and hotel brand diversification. Our profitability and our ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of further funds at our disposal. If our assets become geographically concentrated, an economic downturn in one or more of the markets in which we have invested could have an adverse effect on our financial condition and our ability to make distributions. A downturn in the hotel industry could have a more pronounced effect on the amount of cash available to us for distribution and on the value of our assets than if we had diversified our investments.

Adverse trends in the hotel industry may impact our properties.

Our hotels will be subject to all the risks and trends common to the hotel industry. Adverse trends in the hotel industry could adversely affect hotel occupancy and the rates that can be charged for hotel rooms. The success of our properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry. These trends include greater competitive pressures, increased consolidation, a supply of hotel rooms that exceeds demand due to industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect our income and the funds we have available to distribute to our stockholders.

An economic downturn and concern about terrorist activities could adversely affect the travel and lodging industries and may affect hotel operations for the hotels we acquire.

Due to an economic downturn or an increase in energy costs and other travel-related expenses, the lodging industry could experience a significant decline in business due to a reduction in travel for both business and pleasure. Consistent with the rest of the lodging industry, the hotels we acquire may experience declines in occupancy and average daily rates due to a decline in travel. Any kind of terrorist activity within the United States, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could lessen travel by the public, which could have a negative effect on any of our hotel operations. Any terrorist act directly against or affecting any of our properties would also negatively affect our operations. Our property insurance will typically cover losses for property damage to our properties if there are terrorist attacks against our properties. However, we will not be insured for losses arising from terrorist attacks against other properties or against modes of public transportation (such as airlines, trains or buses), even though such terrorist attacks may curtail travel generally and negatively affect our hotel operations.

Aggressive cost containment and a significant slowdown in the construction of new hotels could occur. In addition, continued U.S. military operations abroad or other significant military or possible terrorist activity could have additional adverse effects on the economy, including the travel and lodging industry. It is possible that these factors could have a material adverse effect on the value of the assets we acquire. Any hotels we acquire, and the business of the managers with which we contract, may be affected, including hotel occupancy and revenues, and, as a result, the revenues for the hotels we acquire may be at reduced levels to the extent that rents and other revenues received by us are calculated as a percentage of hotel revenues. Additionally, if the managers with which we contract default in their obligations to us, our revenues and cash flows may decline or be at reduced levels for extended periods. Operating with reduced revenues would have a negative impact on our cash available for distributions to stockholders.

The hotel industry is seasonal.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the hotel industry, there may be quarterly fluctuations in results of operations of properties leased to subsidiaries. Quarterly financial results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings in certain periods in order to offset these fluctuations in revenues and to make distributions to our stockholders.

There may be operational limitations associated with management and franchise agreements affecting our properties and these limitations may prevent us from using these properties to their best advantage for our stockholders.

One or more TRSs will operate all our hotel properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchise system. We do not know whether those limitations may conflict with our ability to create specific business plans tailored to each property and to each market.

The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict our TRS’ ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. In addition, compliance with the standards could require us or our applicable TRS, as franchisee, to incur significant expenses or capital expenditures. Action or inaction on our part or by our TRS could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or cancellation of a franchise license.

In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.

We will face competition in the hotel industry, which may limit our profitability and return to our stockholders.

The hotel industry is highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other hotels both in the immediate vicinity and the geographic market where our hotels will be located. Overbuilding in the hotel industry will increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We will also face competition from nationally recognized hotel brands with which we will not be associated.

We will also face competition for investment opportunities. Competitors may include other REITs, national hotel chains and other entities that may have substantially greater financial resources than we do. We will also face competition for investors from other REITs and real estate entities.

If we acquire lodging properties, we may have to make significant capital expenditures to maintain them.

Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•	the risk of cost overruns and delays;

•	the risk that renovations will be disruptive to operations and displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•	risks regarding the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow to fund future capital improvements.

Adverse weather conditions may affect operations of certain of the properties we acquire or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

Adverse weather conditions may influence revenues at certain types of properties we acquire, such as some hotels and resorts. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit properties we acquire. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions also could disrupt operations at properties we acquire and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.

General Risks Related to Investments in Real Estate

Part of our strategy for building our portfolio may involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.

In order to meet our investment objectives we intend to embark on a strategy that may involve acquiring opportunistic assets which we can reposition, redevelop or remarket to create value enhancement and capital appreciation. Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

Our opportunistic property-acquisition strategy may include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher-than-expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher-than-expected construction or other costs related to the project. Further, our net income and stockholders’ equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to stockholders. In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Our investments will be dependent on tenants for revenue, and lease expirations and terminations could reduce our ability to make distributions to stockholders.

The success of our real property investments will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. If we are unable to renew or extend expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. In addition, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. If there is a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements. Additional borrowings for capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of achieving a liquidity event by the eighth anniversary of the termination of our offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Lightstone programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•	the possibility that the investment may require additional capital that we or our partner do not have, which lack of capital could affect the performance of the investment or dilute our interest if the partner were to contribute our share of the capital;

•	the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT; or

•	that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment. Furthermore, if there are disputes with our co-venturers, co-tenants or partners in an investment, we could incur high litigation costs that would adversely affect the value of your Common Shares or could result in liability.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snow storms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.

We may invest some or all the proceeds available for investment in the acquisition, development or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest up to ten percent of our total assets in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities or community groups. Your investment is subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other assets may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we have. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable properties may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. The experience of our sponsor in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, or to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

In connection with the recent and ongoing economic concerns, to the extent we invest in apartment communities, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment communities we may invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our failure to integrate acquired properties and new personnel could create inefficiencies and reduce the return of your investment.

To grow successfully, we must be able to apply our experience in managing real estate to a larger number of properties. In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

Our property managers’ failure to integrate their subcontractors into their operations in an efficient manner could reduce the return on your investment.

Our property managers may rely on multiple subcontractors for on-site property management of our properties. If our property managers are unable to integrate these subcontractors into their operations in an efficient manner, our property managers may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.

The costs of compliance with environmental laws and other laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, ‘‘green’’ building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Any such requirements could increase the costs of maintaining or improving our properties or developing new properties.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would reduce our operating results.

The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act, or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for ‘‘public accommodations’’ and ‘‘commercial facilities’’ that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

In some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We anticipate that we will incur mortgage indebtedness and other borrowings, which may increase our business risks.

We anticipate that we will acquire real properties and other real estate-related investments by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some of or all our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders. We also may borrow funds for payment of distributions to stockholders, in particular, if necessary to satisfy the requirement that we distribute annually to stockholders at least 90% of our REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT and U.S. federal income and excise tax.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our ‘‘net assets’’ (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 65% of the greater of the aggregate cost and the fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 65% of the aggregate cost and the fair market value of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by our board of directors that may include, but do not require, independent appraisals.

If there is a shortfall in cash flow available to service our mortgage debt, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (a) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt, and (b) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties is foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within six to nine years after the termination of our initial public offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates or at rates comparable to those which existed prior to such refinancing, and our income could be reduced. If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Lightstone Value Plus REIT III LLC as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or ‘‘balloon’’ payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases also could negatively impact our ability to make investments with positive economic returns.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or ‘‘balloon’’ payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and minimize U.S. federal income and excise tax. Any of these results would have a significant, negative impact on your investment.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately

65% of the greater of the aggregate cost and the fair market value of our assets, but we may exceed this limit under some circumstances. Such debt may be at a level that is higher than REITs with similar investment objectives or criteria. High debt levels could cause us to incur higher interest charges, could result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may invest in real estate-related securities of both publicly traded and private real estate companies. Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this filing, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (a) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (b) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (c) subordination to the prior claims of banks and other senior lenders to the issuer, (d) the operation of mandatory sinking fund or call/repurchase provisions during periods of declining interest rates that could cause the issuer to reinvest repurchase proceeds in lower-yielding assets, (e) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (f) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt investments.

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt investments due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some of or all our investment.

We expect that a portion of any real estate-related securities investments we make will be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default.

We are subject to interest rate risk, which means that changing interest rates may reduce the value of our real estate-related securities investments.

Interest rate risk is the risk that prevailing market interest rates will change relative to the current yield on fixed-income securities such as preferred and debt securities, and to a lesser extent dividend-paying common stock. Generally, when interest rates rise, the market value of these securities declines, and vice versa. In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing. As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities. As a result, repurchases decrease, thereby extending the average maturity of the securities. If we are unable to manage interest rate risk effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer — time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We may not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions, and we may have only limited ability to dispose of our investments.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such debtors.

The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans

We have relatively less experience investing in mortgage, bridge, mezzanine or other loans as compared to investing directly in real property, which could adversely affect our return on loan investments.

The experience of our advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans is not as extensive as it is with respect to investments directly in real properties. However, we may continue to make such loan investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market, as a strategic method of acquiring distressed assets, or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans if we sell them.

If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues also may decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive if we sell such assets. For these reasons, if we invest in mortgage, bridge or mezzanine loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

Delays in liquidating defaulted mortgage, mezzanine or bridge loans could reduce our investment returns.

If there are defaults under our loans, we may not be able to repossess and sell quickly any properties securing such loans. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. If there is a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. If there is a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or if there is a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through ‘‘standstill periods’’), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some of or all our investment.

Returns on our mortgage, bridge or mezzanine loans may be limited by regulations.

The mortgage, bridge or mezzanine loans in which we invest, or that we may make, may be subject to regulation by federal, state and local authorities or regulation by foreign jurisdictions and subject to various laws and judicial and administrative decisions. We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner.

The liquidation of our assets may be delayed as a result of our investment in mortgage, bridge or mezzanine loans, which could delay distributions to our stockholders.

The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default. If our advisor determines that it is in our best interests to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all our properties.

Investments that are not U.S. government-insured involve risk of loss.

We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. If there is any default under loans, we bear the risk of loss of principal and nonpayment of interest and to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our Common Shares may be adversely affected.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the Asset Tests, as defined in ‘‘Material U.S. Federal Income Tax Considerations — REIT Qualification Tests — Asset Tests,’’ depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are ‘‘dealer’’ properties sold by a REIT (a ‘‘prohibited transaction’’ under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify and maintain our status as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our ‘‘qualified lodging facilities’’ through one or more TRS that leases such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two Gross Income Tests, as defined in ‘‘Material U.S. Federal Income Tax Considerations — REIT Qualification Tests — Income Tests,’’ under which specified percentages of our gross income must be derived from certain sources, such as ‘‘rents from real property.’’ In order for such rent to qualify as ‘‘rents from real property’’ for purposes of the REIT Gross Income Tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of the operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

If our ‘‘qualified lodging facilities’’ are not properly leased to a TRS or the managers of such ‘‘qualified lodging facilities’’ do not qualify as ‘‘eligible independent contractors,’’ we could fail to qualify as a REIT.

In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of

‘‘qualified lodging facilities’’ on an after-tax basis through leases of such properties to our TRSs. A ‘‘qualified lodging facility’’ is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a ‘‘related party tenant’’ of ours will not be qualifying income for purposes of the two Gross Income Tests, as defined in ‘‘Material U.S. Federal Income Tax Considerations — REIT Qualification Tests — Income Tests,’’ applicable to REITs. A TRS that leases lodging facilities from us will not be treated as a ‘‘related party tenant’’ with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an ‘‘eligible independent contractor.’’

Each of the management companies that enters into a management contract with our TRSs must qualify as an ‘‘eligible independent contractor’’ under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for purposes of the REIT Gross Income Tests. An ‘‘eligible independent contractor’’ is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a ‘‘qualified lodging facility,’’ is actively engaged in the trade or business of operating ‘‘qualified lodging facilities’’ for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our Common Shares as part of a distribution in which stockholders may elect to receive Common Shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are ‘‘significant modifications’’ under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt- for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the Gross Income Tests or Asset Test, as defined in ‘‘Material U.S. Federal Income Tax Considerations — REIT Qualification Tests,’’ we may be disqualified as a REIT.

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or our Common Shares (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. Stockholders, as defined in ‘‘Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders,’’ may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.

Accordingly, U.S. Stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. Stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain Non-U.S. Stockholders, as defined in ‘‘Material U.S. Federal Income Tax Considerations — Taxation of Non-U.S. Stockholders,’’ we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell our Common Shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Shares.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income or constitute a return of capital, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes, (2) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, or (3) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our Common Shares. Due to our investment in real estate, depreciation deductions and interest expense may reduce our earnings and profits in our early years with the result that a large portion of distributions to our stockholders in early years may constitute a return of capital rather than ordinary income.

Our stockholders may have tax liability on distributions that they elect to reinvest in Common Shares, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the Common Shares received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. Stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Shares. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a ‘‘preferential dividend’’ to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be ‘‘preferential dividends.’’ A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute ‘‘gross income’’ for purposes of the 75% Gross Income Test or 95% Gross Income Test. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the Gross Income Tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forego and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT Gross Income Tests, as defined in

‘‘Material U.S. Federal Income Tax Considerations — REIT Qualification Tests — Income Tests,’’ annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our Common Shares.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our Common Shares.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our Common Shares. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted, prospectively or retroactively, by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our Common Shares or otherwise be in the best interest of the stockholders.

Non-U.S. Stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as ‘‘effectively connected’’ with the conduct by the Non-U.S. Stockholder of a U.S. trade or business. Pursuant to Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of ‘‘U.S. real property interests,’’ or USRPIs, generally will be taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the Non-U.S. Stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be ‘‘regularly traded’’ on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a Non-U.S. Stockholder upon the sale or exchange of our Common Shares generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our Common Shares will not constitute a USRPI so long as we are a ‘‘domestically-controlled qualified investment entity.’’ A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by Non-U.S. Stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a Non-U.S. Stockholder sells or exchanges our Common Shares, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our Common Shares are ‘‘regularly traded,’’ as defined by applicable Treasury regulations, on an established securities market, and (b) such Non-U.S. Stockholder owned, actually and constructively, 5% or less of our Common Shares at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our Common Shares will be ‘‘regularly traded’’ on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a Non-U.S. Stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a ‘‘pension-held REIT,’’ (b) a tax-exempt stockholder has incurred (or deemed to have incurred) debt to purchase or hold our Common Shares, or (c) a holder of Common Shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, Common Shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our Common Shares, the fiduciary could be subject to damages, penalties or other sanctions.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our Common Shares. Fiduciaries investing the assets of such a plan or account in our Common Shares should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce an unacceptable amount of ‘‘unrelated business taxable income’’ for the plan or IRA;

•	the value of the assets of the plan can be established annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our Common Shares annually. From the commencement of our offering until 18 months have passed without a sale in a ‘‘public equity offering’’ of our Common Shares, we expect to use the gross offering price of a Common Share in our most recent offering as the per share estimated value. For purposes of this definition, we will not consider ‘‘public equity offerings’’ to include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment program or employee benefit plan or the redemption of interests in our operating partnership. Following such date, we expect to provide a per share estimated value that is developed from data supported by appraisals of our assets and operations.

This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your Common Shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Common Shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of damages, penalties or other sanctions. In addition, if an investment in our Common Shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a non-exempt prohibited transaction involving an IRA owner, the IRA may be disqualified and all the assets of the IRA may be deemed distributed and subject to tax.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities.

Use of Offering Proceeds

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group, LLC (the “Sponsor”) and is the majority owner of the limited liability company of that name. The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is wholly owned by our Sponsor.

The Company’s registration statement on Form S-11 (File No. 333-195292), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume discounts, (exclusive of 10,000,000 shares which are available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share, was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014.

On December 24, 2012, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

As of June 30, 2014, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: August 8, 2014	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

