Form 10-Q
period 2014-09-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2014-11-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes   ☑    No ☐

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

Yes  ☐  No ☑

As of November 10, 2014, there were 20,000 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash	$198,497	$198,726

Total Assets	$198,497	$198,726

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$22,500	$-
Total liabilities	22,500	-

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:

Preferred stock, $0.01 par value; 50,000,000 shares and none authorized, respectively, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 and 20,000 shares authorized, respectively, 20,000 shares issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Accumulated deficit	(25,999)	(1,274)
Total Company stockholders' equity	174,001	198,726

Noncontrolling interests	1,996	-

Total Stockholders' Equity	175,997	198,726

Total Liabilities and Stockholders' Equity	$198,497	$198,726

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Expenses:
General and administrative costs	22,867	223	24,729	1,050
Total expenses	22,867	223	24,729	1,050

Net loss	(22,867)	(223)	(24,729)	(1,050)

Less: net loss attributable to noncontrolling interests	4	-	4	-

Net loss applicable to Company's common shares	$(22,863)	$(223)	$(24,725)	$(1,050)

Net loss per Company's common shares, basic and diluted	$(1.14)	$(0.01)	$(1.24)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional		Total
	Common		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2013	20,000	$200	$199,800	$(1,274)	$-	$198,726

Net loss	-	-	-	(24,725)	(4)	(24,729)
Proceeds from noncontrolling interests	-	-	-	-	2,000	2,000

BALANCE, September 30, 2014	20,000	$200	$199,800	$(25,999)	$1,996	$175,997

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,729)	$(1,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and other accrued expenses	22,500	-

Net cash used in operating activities	(2,229)	(1,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	2,000	-

Cash provided by financing activities	2,000	-

Net change in cash	(229)	(1,050)
Cash, beginning of year	198,726	200,000

Cash, end of period	$198,497	$198,950

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated on October 5, 2012, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. The Company will seek to acquire hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the ‘‘Operating Partnership’’).

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of September 30, 2014 in the Operating Partnership’s common units.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of September 30, 2014, the Company had received gross proceeds of $200,000 from the sale of 20,000 shares of its common stock. The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Offering may be terminated at any time.

The Company has no employees. The Company intends to retain the Advisor to manage its affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’) will serve as property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’) will serve as the dealer manager of the Company’s public offering. The Advisor and Property Managers are affiliates of the Sponsor. These related parties will receive compensation and fees for services related to the investment and management of the Company’s assets. These entities will receive fees during the Company’s offering, acquisition, operational and liquidation stages. (See Note 4 for a summary of related-party fees.)

As of the date of these consolidated financial statements, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Noncontrolling Interests

Partners of Operating Partnership

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, will be a special limited partner in the Operating Partnership and has committed to purchase subordinated profits interests in the Operating Partnership (the “Subordinated Participation Interests”) at a cost of $50,000 per unit for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III. (See Note 4 for a summary of related-party fees).

2.	Summary of Significant Accounting Policies

As the Company has not yet commenced operations, some of the significant accounting policies may or may not be relevant during the period October 5, 2012 (date of inception) through September 30, 2014, but the Company anticipates that these significant accounting policies will apply in the future.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Investments in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred and recorded in general and administrative costs in the consolidated statements of operation. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

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

Income Taxes

As of September 30, 2014 and December 31, 2013, the Company is subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Additionally, even if the Company qualifies as a REIT, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

To maintain our qualification as a REIT, we may engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we will be subject to U.S. federal and state income and franchise taxes from these activities.

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

The Advisor will advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. Organization and offering expenses advanced by the Advisor will not be liabilities to the Company unless and until we have sold a minimum of 200,000 Common Shares and the Offering breaks escrow. Once the Offering breaks escrow, the Company will record any offering costs incurred from its inception to stockholders’ equity as a reduction to additional paid in capital (“APIC”) as well as any organization costs incurred from its inception as a general and administrative cost and repay the Advisor with available funds for any costs paid by the Advisor. For the three and nine months ended September 30, 2014 and 2013, approximately, $0.1 million, $0.4 million, $0.2 million, and $0.7 million, respectively, have been incurred for organization and offering expenses. The Company has not recorded any of the organization and offering costs (approximately $1.6 million through September 30, 2014) incurred as a liability as the Offering has not broken escrow.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss will be initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss will be reported in earnings immediately.

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

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding. Diluted income per share takes into account the effect of any dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares, if any, that are to be added to the weighted-average number of shares outstanding.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

In May 2014, the FASB issued an accounting standards update to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the inception-to-date information and certain other disclosures. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of the amendments is permitted for any annual or interim reporting period for which the entity’s financial statements have not been issued. The Company adopted this standard during the quarter ended June 30, 2014 and as a result, is no longer required to present incremental disclosure for development stage entities in its Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K.

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

3. Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of September 30, 2014 and December 31, 2013, the Company had no outstanding shares of preferred stock.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 200,000,000 Common Shares. Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, and (3) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 20,000 shares of common stock outstanding as of September 30, 2014 and December 31, 2013.

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

Organization and Offering Stage
Fees	Amount
Selling Commissions	The Dealer Manager will receive selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. The Dealer Manager will reallow all selling commissions to the participating broker-dealer or registered representative of the dealer manager who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30.0 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer or registered representative of the Dealer Manager who actually sold the shares of common stock may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares of common stock, of which 2.5% will be paid at the time of sale of shares of common stock and 1.0% will be paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10.0% of the gross offering proceeds (excluding securities purchased through the DRIP). From the Company’s inception through September 30, 2014, the Company has not incurred any selling commissions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Stage (continued)
Fees	Amount
Dealer Manager Fee

The Dealer Manager will receive a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee will be paid with respect to sales under the Company’s DRIP. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a participating broker-dealer or registered representative of the dealer manager in the Company’s primary offering in the event a participating broker-dealer or registered representative of the dealer manager elects to receive the 7.5% fee described in ‘‘— Selling Commissions’’ above. The estimated dealer management fee is expected to be approximately $9.0 million if the maximum offering of 30.0 million shares of common stock are sold under the Offering. From the Company’s inception through September 30, 2014, the Company has not incurred any dealer manager fees.

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

We sold 20,000 Common Shares to Lightstone Value Plus REIT III LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on December 24, 2012, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. As of September 30, 2014, we had received gross proceeds of $200,000 from the sale of 20,000 shares of our common stock.

We have no employees. We intend to retain the Advisor to manage our affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’) will serve as property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’) will serve as the dealer manager of our public offering. The Advisor and Property Managers are affiliates of the Sponsor. These related parties will receive compensation and fees for services related to the investment and management of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages.

To maintain our qualification as a REIT, we may engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we will be subject to U.S. federal and state income and franchise taxes from these activities.

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

Revenue Recognition and Valuation of Related Receivables

Our revenue will be comprised primarily of revenue from the operations of hotels as well as other commercial properties. Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Other commercial property revenue will be comprised largely of rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we will determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or will record a direct write-off of the specific rent receivable, which will have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decrease our total assets and stockholders’ equity.

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

Results of Operations

As of September 30, 2014, we have not commenced operations. We will not commence any significant operations until we have sold a minimum of 200,000 Common Shares (excluding Common Shares purchased by New York, Tennessee and Pennsylvania investors). Purchases of Common Shares by our advisor, directors, officers and other affiliates will be included for purposes of determining whether the minimum of 200,000 Common Shares required to release funds from the escrow account has been sold.

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

For the Three and Nine Months Ended September 30, 2014 vs. September 30, 2013

Consolidated

General and administrative expenses

General and administrative costs were $22,867 and $24,729 for the three and nine months ended September 30, 2014, respectively and $223 and $1,050 for the three and nine months ended September 30, 2013, respectively. General and administrative costs for the three and nine months ended September 30, 2014 primarily consist of corporate board of directors fees as well as corporate filing fees and bank fees.  General and administrative costs for the three and nine months ended September 30, 2013 primarily consist of corporate filing fees and bank fees.  We expect that once we commence operations, general and administrative costs will increase in the future.

Financial Condition, Liquidity and Capital Resources

Overview:

We are dependent upon the net proceeds from our offering and from the sale of subordinated participation interests in our operating partnership to the special limited partner to conduct our proposed operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our offering, any future offerings we may conduct, from secured or unsecured financings from banks and other lenders, from any undistributed funds from our operations and from the sale of subordinated participation interests in our operating partnership to the special limited partner. As of the date of this filing, we have not made any investments in real estate or otherwise, and our total assets consist, as of September 30, 2014, of $198,497 in cash.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(2,229)	$(1,050)
Cash provided by financing activities	2,000	-
Net change in cash and cash equivalents	(229)	(1,050)
Cash and cash equivalents, beginning of the period	198,726	200,000
Cash and cash equivalents, end of the period	$198,497	$198,950

Our principal source of cash flow was derived from proceeds received from noncontrolling interests. In the future, we expect to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, any scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our public offerings. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities.

Operating activities

The net cash used in operating activities of $2,229 during the 2014 period primarily related to general and administrative costs.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The offering provides for 10.0 million shares available for issuance under our DRIP and our initial DRIP price per share of common stock is $9.50.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of September 30, 2014 no shares have been issued under or DRIP or repurchased under our share repurchase program.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(22,867)	$(223)	$(24,729)	$(1,050)
FFO adjustments:
None	-	-	-	-
FFO	(22,867)	(223)	(24,729)	(1,050)
MFFO adjustments:

None	-	-	-	-
MFFO	(22,867)	(223)	(24,729)	(1,050)
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$(22,867)	$(223)	$(24,729)	$(1,050)

Net loss	$(22,867)	$(223)	$(24,729)	$(1,050)
Less: net loss attributable to noncontrolling interests	4	-	4	-
Net loss applicable to Company's common shares	$(22,863)	$(223)	$(24,725)	$(1,050)
Net loss per common share, basic and diluted	$(1.14)	$(0.01)	$(1.24)	$(0.05)

FFO	$(22,867)	$(223)	$(24,729)	$(1,050)
Less: FFO attributable to noncontrolling interests	4	-	4	-
FFO attributable to Company's common shares	$(22,863)	$(223)	$(24,725)	$(1,050)
FFO per common share, basic and diluted	$(1.14)	$(0.01)	$(1.24)	$(0.05)

MFFO - IPA recommended format	$(22,867)	$(223)	$(24,729)	$(1,050)
Less: MFFO attributable to noncontrolling interests	4	-	4	-
MFFO attributable to Company's common shares	$(22,863)	$(223)	$(24,725)	$(1,050)

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000	20,000	20,000

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2014
FFO attributable to Company's common shares	$(25,999)

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

On December 24, 2012, the Company sold 20,000 Common Shares to the Advisor for $10.00 per share.

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP III LLC (‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, will be a special limited partner in the Operating Partnership and has committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Participation Interests”) at a cost of $50,000 per unit for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III. (See Note 4 for a summary of related-party fees).

As of September 30, 2014, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: November 14, 2014	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

