Form 10-K
period 2014-12-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2015-03-31
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 333-195292

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1140492
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the common shares held by non-affiliates of the registrant was $0. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 23, 2015, there were approximately 530,448 shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-195292) of the Lightstone REIT III filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT III is a Maryland corporation, formed on October 5, 2012, which intends to elect to qualify and be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015. The Company will seek to acquire hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

The Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”).

Lightstone REIT III and the Operating Partnership are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Offering and Structure

Our sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group LLC (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,135 multifamily units, 1.3 million square feet of office space, 1.6 million square feet of industrial space, 24 hotels, and 3.3 million square feet of retail space. The residential, office, industrial and retail properties are located in 20 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 425 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by our Sponsor. Our Advisor, together with our Board of Directors, is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Mr. Lichtenstein is the majority owner and manager of Lightstone SLP III LLC, the special limited partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he controls both the general partner and special limited partner of our Operating Partnership and is the majority decision-maker of our Operating Partnership.

We do not have and will not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. Under the terms of the advisory agreement, the Advisor also undertakes to use its reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of December 31, 2014, the Company had received gross proceeds of $2.6 million from the sale of 286,674 shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor.).

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

Orchard Securities, LLC (“Orchard Securities”) is the Dealer Manager of the Company’s Offering. Orchard Securities has a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor.

As of December 31, 2014, the Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000, or $10.00 per share.

As of December 11, 2014, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of more than $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2014, cumulative gross offering proceeds of approximately $2.6 million were released to the Company. The Company invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2014 in the Operating Partnership’s common units.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of a achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

 Noncontrolling Interest – Partners of Operating Partnership

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to purchase subordinated profits interests in the Operating Partnership (the “Subordinated Participation Interests”) in the amount of $50,000 for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value on a semiannual basis. The Subordinated Participation Interests will entitle the Special Limited Partner to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Related Parties

Our Advisor and Property Managers are each related parties. Each of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties. We intend to use substantially all of the net proceeds from our offerings to acquire and operate a diversified portfolio of real estate investments.

Acquisition and Investment Policies

We primarily intend to acquire full-service or select-service hotels, including extended-stay hotels. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We will have no limitation as to the brand of franchise or license with which our hotels will be associated.

Even though we intend primarily to acquire hotels, we may use a portion of the offering proceeds to purchase other types of real estate. We believe that at least 75% of the net proceeds raised in this offering will be used to acquire hotels and the remaining portion of the net proceeds raised in this offering will be used to acquire properties and real estate-related assets other than hotels. However, we may use more or less than 75% of the net proceeds raised in this offering to acquire hotels and are not bound to that limit. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We expect to invest a significant portion of our funds in direct real estate investments and other equity interests, and the remainder of our funds in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. However, we are not prohibited from investing all our funds in debt interests.

We anticipate that our portfolio will provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise at less than what we perceive as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital we deployed to acquire and rehabilitate the property. We may acquire properties that we believe would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. We plan to diversify our portfolio by geographic region, investment size and investment risk with the goal of acquiring a portfolio of hotels and other income-producing real estate properties and real estate-related assets that provide attractive returns for our investors.

Our advisor intends to focus on markets that may be depressed or overbuilt and on sellers who are distressed or time-constrained. Our opportunistic real estate strategy involves more risk than real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies, and, based upon these factors and the experience of our sponsor, The Lightstone Group, we believe that we have a potential for a higher rate of return than comparable real estate programs. As of the date of this prospectus, we own no investments, and we have not identified any specific markets on which we intend to focus. The exact markets that will ultimately be targeted by our advisor will depend on its evaluation of property prices and other economic considerations impacting the particular markets.

As part of our opportunistic real estate investment strategy, we may acquire hotels with low occupancy rates and reposition them by seeking to improve the property and occupancy rates and thereby increase average daily rates, revenue per available room and overall property value. Further, we may invest in hotels that we believe present an opportunity for enhanced future value because of delayed renovations or deferred maintenance that we believe we can remedy.

We intend to purchase properties that have been constructed and have operating histories; additionally, we may acquire properties that are newly constructed, under development or construction or not yet developed. Properties may include multifamily properties purchased for conversion into condominiums or cooperatives, ground leases and properties intended to be converted from one use to another use. Additionally, subject to applicable REIT requirements, as a property reaches a market value that would provide what our advisor believes to be an attractive return to our investors given the then prevailing market conditions, we will consider disposing of the property and may do so for the purpose of distributing the net sale proceeds to our stockholders. We anticipate that such dispositions typically would occur during the period from three to six years after the termination of this offering. However, subject to provisions of the Code relating to “prohibited transactions,” we may consider investing in properties with a different anticipated holding period in the event such properties provide an opportunity for an attractive overall return. For example, we may acquire properties in markets that are depressed or overbuilt with the anticipation that, within our anticipated holding period, the markets will recover and favorably impact the value of these properties. In addition, we may acquire interests in other entities with similar real property investments or investment strategies. We expect to make our investments in real estate assets located in the United States and its territories, with an initial focus on the Northeast, Southeast, Midwest and Southwest regions of the United States.

Subject to the applicable REIT requirements, to the extent that our advisor determines that it is advantageous, we may originate or invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies. In each case, these real estate-related assets will have been identified as being opportunistic investments with significant possibilities for near-term capital appreciation or higher current income; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will be required to register as an investment company under the Investment Company Act.

We may enter into one or more joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our advisor, including other present and future REITs and real estate limited partnerships sponsored by affiliates of our advisor.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of this offering, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of this offering) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not intend to exceed the leverage limit in our charter after we have fully invested the proceeds of this offering, although we anticipate exceeding the leverage limit in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We may fund distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

On January 14, 2015, our Board of Directors authorized and we declared a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 (the “Annualized Distribution Rate”) per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The distribution began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following our initial property acquisition) and began to accrue on a monthly basis thereafter. The first distribution was payable on March 15, 2015 and by the 15th day following each month end to stockholders of record at the close of business each day during the prior month. The stockholders have an option to elect the receipt of Common Shares under our distribution reinvestment program.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions.

However, our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tax Status

We intend to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2014 and 2013, we had no material uncertain income tax positions. The tax years subsequent to and including 2012 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other hotels both in the immediate vicinity and the geographic market where our hotels will be located. Overbuilding in the hotel industry will increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We will also face competition from nationally recognized hotel brands with which we will not be associated.

We will compete in all of our markets with other owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our Offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry will enable us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute those properties to our Lightstone REIT III in tax-deferred transactions using our Operating Partnership units as transactional currency. As a result, we believe we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Environmental

As an owner of real estate, we will be subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We entered into an advisory agreement with our advisor pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We will pay our Advisor fees for services related to the investment and management of our assets, and we expect to reimburse our Advisor for certain expenses incurred on our behalf.

Economic Dependence

We are dependent upon the net proceeds received from our Offering to conduct our proposed activities. The capital required to acquire real estate and real estate related investments will be obtained from the proceeds from our Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1A. RISK FACTORS:

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 2. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

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

This is a blind pool offering. Therefore, we are not able to provide you with information to evaluate our investments prior to acquisition. Our board of directors will have wide discretion in implementing our policies relating to the creditworthiness of tenants, and you will not have the opportunity to evaluate potential tenants. In light of our investment strategy, we may lease to tenants that do not have strong credit.

We and our advisor have limited operating history, we have no established financing sources, and the performance of the prior real estate investment programs of our sponsor may not be indicative of our future results.

We and our advisor have limited operating history, and our advisor has no experience investing in hotels. You should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated on October 5, 2012, and, as of the date of this filing, have made only one investment in real estate or real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by our sponsor may not be indicative of our future results.

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

Our sponsor’s other public programs, Lightstone I, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Real Estate Income Trust Inc. (“Lightstone IV” and collectively, “Sponsor’s Other Public Programs”), may be engaged in competitive activities, including the ownership of hotels in our target markets.

Our advisor and property managers and their respective affiliates, through activities of our Sponsor’s Other Public Programs, may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. Our Sponsor’s Other Public Programs may compete with us for both the acquisition and refinancing of hotels and other properties of a type suitable for our investment. In addition, we may compete with our Sponsor’s Other Public Programs for franchise or license arrangements with hotel brands in some of or all our target hotel markets.

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter into with affiliates of our sponsor or advisor or with other programs sponsored by our sponsor or advisor, which could result in a disproportionate benefit to affiliates of our sponsor or advisor or to another program.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other programs also sponsored by The Lightstone Group, LLC (“Lightstone”) for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. The executive officers of our advisor are also the executive officers of other real estate investment vehicles, and may in the future sponsor or be the executive officers of other REITs and their advisors, the general partners of other Lightstone-sponsored partnerships or the advisors or fiduciaries of other Lightstone-sponsored programs. These executive officers will face conflicts of interest in determining which Lightstone-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between our interests and the interests of the Lightstone-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or advisor may make it more difficult for us to enforce our rights.

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

Because Lightstone and its affiliates control us and would control any other Lightstone-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. If a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buyout at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or, if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

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

Members of our board of directors are also on the board of directors of our Sponsor’s Other Public Programs.

Certain of our directors are also directors of our Sponsor’s Other Public Programs. Accordingly, each of our directors owes fiduciary duties to our Sponsor’s Other Public Programs and their respective stockholders. The duties of our directors to our Sponsor’s Other Public Programs may influence the judgment of our board of directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with our Sponsor’s Other Public Programs for the acquisition of property or real estate-related investments. Decisions of our board of directors regarding the terms of those transactions may be influenced by our directors’ duties to our Sponsor’s Other Public Programs and their respective stockholders.

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

We disclose MFFO, a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use internally and disclose to investors, MFFO, a non-GAAP financial measure. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations and Modified Funds From Operations.’’ MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance. MFFO differs from GAAP net income by excluding gains or losses from sales of property and asset impairment write-downs, adding back depreciation and amortization, adjusting for unconsolidated partnerships and joint ventures, and further excluding acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

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

Hotel Risk Factors

We are and will continue to be dependent on the third-party managers of our lodging facilities.

In order to qualify as a REIT, we are unable to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a taxable REIT subsidiary (“TRS”), in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

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

We may have to make significant capital expenditures to maintain our lodging properties.

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

We may invest some of or all the proceeds available for investment in the acquisition, development or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest up to 10% of our total assets in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities or community groups. Your investment is subject to the risks associated with investments in unimproved real property.

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

We have entered into a financing arrangement involving a balloon payment obligation, which may adversely affect our ability to make distributions.

We have entered into a financing arrangement that requires us to make a lump-sum or ‘‘balloon’’ payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and minimize U.S. federal income and excise tax. Any of these results would have a significant, negative impact on your investment.

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

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the Asset Tests, as defined in ‘‘Material U.S. Federal Income Tax Considerations — REIT Qualification Tests — Asset Tests,’’ depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

None.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 23, 2015, we had approximately 773,543 shares of common stock outstanding, held by a total of 159 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Share Repurchase Program

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares of common stock back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares of common stock for at least one year prior to offering the shares of common stock for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we will also redeem shares of common stock upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us are as follows:

•	in the case of the death of a stockholder: (a) before we have first disclosed an estimated value per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an estimated value per Common Share, our estimated value per Common Share;

•	the below percentages, except for in the case of the death of a stockholder: (a) before we have first disclosed an estimated value per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an estimated value per Common Share, our estimated value per Common Share:

•	92.5% for stockholders who have continuously held their Common Shares for at least one year;

•	95% for stockholders who have continuously held their Common Shares for at least two years;

•	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

•	100% for stockholders who have continuously held their Common Shares for at least four years.

Pursuant to the terms of our share repurchase program, we will make repurchases, if requested, at least once quarterly provided repurchases do not impair our capital or operations, as discussed further below. Each stockholder whose repurchase request is granted will receive the repurchase amount 30 days after the fiscal quarter in which we grant his, her or its repurchase request. Subject to the limitations described in the Registration Statement, we will also repurchase Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of Common Shares repurchased pursuant to our share repurchase program as follows: during any 12-month period, we will not repurchase in excess of 5.0% of the weighted average number of Common Shares outstanding during the prior calendar year; provided, however, that Common Shares repurchased in the case of the death of a stockholder will not count against this 5.0% limit.

Our board of directors, in its sole discretion, may choose at any time to terminate our share repurchase program, or reduce or increase the number of Common Shares purchased under the program, if it determines that the funds allocated to our share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate, reduce or increase our share repurchase program will require the affirmative vote of our independent directors.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, the estimated value of the shares of our common stock shall be deemed to be $10.00 per share as of December 31, 2014.

Distributions

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We may use cash proceeds from the sale of shares of our common stock to fund distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

Distributions Declared by our Board of Directors and Source of Distributions

On January 14, 2015, the board of directors (the “Board of Directors”) of the Company authorized and the Company declared a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The distribution will begin to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following the Company’s initial property acquisition) and on a monthly basis thereafter. The first distribution will be payable on March 15, 2015 and by the 15th day following each month end to stockholders of record at the close of business each day during the prior month. The stockholders have an option to elect the receipt of Common Shares under the Company’s distribution reinvestment program.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our distribution reinvestment program.

Recent Sales of Unregistered Securities

The description of the sale of Subordinated Profits Interests set forth under “- Use of Public Offering Proceeds” is incorporated herein by reference.

Use of Public Offering Proceeds

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of December 31, 2014, the Company had received gross proceeds of $2.6 million from the sale of 286,674 shares of its common stock. The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

As of December 31, 2014, the Advisor owned 20,000 shares of common stock which were issued on December 24, 2014 for $200,000 or $10.00 per share. Additionally, the Company issued $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor.

As of December 11, 2014, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of more than $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2014, cumulative gross offering proceeds of approximately $2.6 million were released to the Company. The Company invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2014 in the Operating Partnership’s common units.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) in the amount of $50,000 for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests will entitle the Special Limited Partner to receive liquidation distributions upon the liquidation of Lightstone REIT III.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Selling commissions and dealer manager fees	$42,821
Other expenses incurred to non-affiliates	2,141,337
Total offering expenses incurred from inception through December 31, 2014	$2,184,158

As of March 23, 2015, we have sold approximately 773,543 shares of common stock at an aggregate of price of approximately $7.7 million.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2014	2013	2012

Operating Data:
Revenues	$-	$-	$-

Net loss	$(143,947)	$(1,274)	$-
Less: net loss attributable to noncontrolling interests	25	-	-

Net loss applicable to Company's common shares	$(143,922)	$(1,274)	$-

Basic and diluted loss per Company's common shares	$(4.16)	$(0.06)	$-

Dividends declared on Company's common shares	$-	$-	$-
Weighted average common shares outstanding-basic and diluted	34,605	20,000	437
Balance Sheet Data:
Total assets	$2,420,104	$198,726	$200,000
Long-term obligations	$-	$-	$-
Company's Stockholder's Equity	$313,551	$198,726	$200,000

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$(143,922)	$(1,274)	$-

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.  Dollar amounts are presented in thousands, except per share data and where indicated in millions.

Overview

Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III” or “Company”) primarily intends to acquire and operate full-service or select-service hotels, including extended-stay hotels and to a lesser extent commercial and residential properties, principally in North America. Principally through the Lightstone Value Plus REIT III, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties.

Even though we intend primarily to acquire hotels, we may use a portion of the offering proceeds to purchase other types of real estate. We believe that at least 75% of the net proceeds raised in this offering will be used to acquire hotels and the remaining portion of the net proceeds raised in this offering will be used to acquire properties and real estate-related assets other than hotels. However, we may use more or less than 75% of the net proceeds raised in this offering to acquire hotels and are not bound to that limit. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We expect to invest a significant portion of our funds in direct real estate investments and other equity interests, and the remainder of our funds in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. However, we are not prohibited from investing all our funds in debt interests.

Capital required for the purchase of real estate and real estate related investments will be obtained from the public offering of shares of our common stock, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments. A Registration Statement on Form S-11 covering our public offering (the “Offering”) was declared effective under the Securities Act of 1933 on July 15, 2014, and we began offering our shares of common stock for sale to the public.

As of December 31, 2014, we had received aggregate gross proceeds of approximately $2.6 million from the sale of 286,674 shares of our common stock in our Offering. The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) . The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

We do not have employees. We entered into an advisory agreement with Lightstone Value Plus REIT III LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We intend to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash distributions and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our public offerings will directly impact our financial performance.

We will continue to seek to acquire and operate hotels and other commercial real estate assets primarily located in the United States. We may acquire and operate all such properties alone or jointly with another party.

From our inception through December 31, 2014, we had no operating properties and no historical operating cash flows.

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

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-K.

Critical Accounting Estimates and Policies

General.

Our consolidated financial statements included in this annual report include our accounts and the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management's most difficult, subjective or complex judgments.

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

Inflation

We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. Our long-term leases are expected to contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions will include clauses entitling us to receive scheduled base rent increases and base rent increases based upon the consumer price index.  In addition, our leases are expected to require tenants to pay a negotiated share of operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in cost and operating expenses resulting from inflation.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Managers. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Property Managers may also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties has also been outsourced to our Property Managers. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and Property Managers will be expensed or capitalized to the basis of acquired assets, as appropriate.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, a special limited partner in the Operating Partnership and has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) in the amount of $50,000 for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value on a semiannual basis. The Subordinated Participation Interests will entitle the Special Limited Partner to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Income Taxes

We intend to elect to be taxed as a REIT in conjunction with the filing of our 2015 U.S. federal income tax return. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2014 and 2013, we had no material uncertain income tax positions. The tax years subsequent to and including 2012 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

As of December 31, 2014, we did not own any operating properties and have had no historical operating cash flows.  For the period from October 5, 2012 (date of inception) through December 31, 2012, we had no operating results.

Commencing with the acquisition of properties, our primary financial measure for evaluating our properties will be net operating income (“NOI”). NOI represents revenues less property operating expenses, real estate taxes and general and administrative expenses. We believe that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of our properties.

Comparison of the year ended December 31, 2014 vs. December 31, 2013

Consolidated

General and administrative expenses

General and administrative costs were $143,947 and $1,274 for the year ended December 31, 2014 and 2013, respectively. General and administrative costs for the year ended December 31, 2014 primarily consist of corporate board of director fees as well as corporate filing, accounting and audit and bank fees.  General and administrative costs for the year ended December 31, 2013 primarily consist of corporate filing fees and bank fees.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2014, our primary source of funds were (i) $2.4 million of proceeds from our sale of shares of common stock under our Offering (including the sale of $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor). The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the proceeds related to our public offering of shares of our common stock and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

We intend to utilize leverage either in connection with acquiring our properties or subsequent to their acquisition. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from our borrowings and (iv) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

As of December 31, 2014, we have no indebtedness. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2014, we have no borrowings.

Our future borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with non-recourse debt. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

In general the type of future financing executed by us to a large extent will be dictated by the nature of the investment and current market conditions. For long-term real estate investments, it is our intent to finance future acquisitions using long-term fixed rate debt. However there may be certain types of investments and market circumstances which may result in variable rate debt being the more appropriate choice of financing. To the extent floating rate debt is used to finance the purchase of real estate, management will evaluate a number of protections against significant increases in interest rates, including the purchase of interest rate cap instruments.

We may also obtain lines of credit to be used to acquire properties. If obtained, these lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital and/or permanent financing. Our Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We may draw upon lines of credit to acquire properties pending our receipt of proceeds from our public offerings. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

In addition to making investments in accordance with our investment objectives, we have used and expect to continue use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

Selling commissions and dealer manager fees are paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2014	2013

Selling commissions and dealer manager fees	$42,821	$-
Other offering costs	$2,141,337	$-

Since commencement of our Offering through December 31, 2014, we have incurred approximately $42,821 in selling commissions and dealer manager fees and $2.1 million of other offering costs. The Advisor will advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. The related liability of approximately $2.0 million for these organization and offering costs is included in Due to sponsor in the consolidated balance sheets.

The Company expects that organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2.0% of gross offering proceeds. In no event will organization and offering expenses exceed 15.0% of gross offering proceeds. During the initial stage of our Offering, the organization and offering expenses may exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering are incurred prior to the sale of shares of our common stock.

During the acquisition and development stage, payments may include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Managers and/or other third party property managers a property management fee and our Advisor an asset management fee or asset management participation or construction management fees. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Upon liquidation of assets, we may pay our advisor or its affiliates a real estate disposition commission. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

During the years ended December 31, 2014 and 2013, we did not incur any of the aforementioned fees, expenses, reimbursements or distributions.

Other Related Party Transactions

From time to time, we may purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2014 and 2013, we did not incur any fees with this title insurance agent.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash flows used in operating activities	$(216,608)	$(1,274)
Cash flows used in investing activities	(500,000)	-
Cash flows provided by financing activities	2,255,908	-
Net change in cash and cash equivalents	1,539,300	(1,274)
Cash and cash equivalents, beginning of the year	198,726	200,000
Cash and cash equivalents, end of the year	$1,738,026	$198,726

Our principal sources of cash flow were derived from our net offering proceeds received. In the future, we expect to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity are currently for property acquisitions. The principal source of funding for our operations is currently the issuance of equity securities.

Operating activities

The net cash used in operating activities of $217,000 during the 2014 period primarily related to $144,000 of general and administrative costs and changes in assets and liabilities of $73,000 .

Investing activities

The net cash used in investing activities consists of a $500,000 deposit made for the purchase of real estate.

Financing activities

The net cash provided by financing activities of $2.3 million consists of (i) proceeds from the issuance of our common stock of $2.4 million (including the sale of $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor) and (ii) contributions of $2,000 from certain noncontrolling interests partially offset by the payment of selling commissions, dealer manager fees and other offering costs of approximately $189,000.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2014, we did not receive any requests to redeem shares of our common stock under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”) which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our Offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within seven to ten years after the proceeds from the Offering are fully invested. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified funds from operations, (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

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

The below table illustrates the items deducted from or added to net loss in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Year Ended December 31,
	2014	2013
Net loss	$(143,947)	$(1,274)
FFO adjustments:
None	-	-
FFO	(143,947)	(1,274)
MFFO adjustments:

Other Adjustments
Acquisition and other transaction related costs expensed(1)	29,223	-
MFFO	(114,724)	(1,274)
Straight-line rent(2)	-	-
MFFO - IPA recommended format	$(114,724)	$(1,274)

Net loss	$(143,947)	$(1,274)
Less: net loss attributable to noncontrolling interests	25	-
Net loss applicable to Company's common shares	$(143,922)	$(1,274)
Net loss per common share, basic and diluted	$(4.16)	$(0.06)

FFO	$(143,947)	$(1,274)
Less: FFO attributable to noncontrolling interests	25	-
FFO attributable to Company's common shares	$(143,922)	$(1,274)
FFO per common share, basic and diluted	$(4.16)	$(0.06)

MFFO - IPA recommended format	$(114,724)	$(1,274)
Less: MFFO attributable to noncontrolling interests	5	-
MFFO attributable to Company's common shares	$(114,719)	$(1,274)

Weighted average number of common shares outstanding, basic and diluted	34,605	20,000

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2014
FFO attributable to Company's common shares	$145,196
Cumulative distributions declared	$-

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2014 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 10 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2015 through March 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of December 31, 2014 do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiary

(a Maryland corporation)

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiary as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2015

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets

Cash	$1,738,026	$198,726
Deposits	500,000	-
Prepaid expenses and other assets	182,078	-
Total Assets	$2,420,104	$198,726

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$169,608	$-
Due to sponsor	1,934,970	-
Total liabilities	2,104,578	-

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:

Preferred stock, $0.01 par value; 50,000,000 shares and none authorized, respectively, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 and 20,000 shares authorized, respectively, 286,674 and 20,000 shares issued and outstanding, respectively	2,867	200
Additional paid-in-capital	455,880	199,800
Accumulated deficit	(145,196)	(1,274)

Total Company stockholders' equity	313,551	198,726

Noncontrolling interests	1,975	-

Total Stockholders' Equity	315,526	198,726

Total Liabilities and Stockholders' Equity	$2,420,104	$198,726

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Revenues	$-	$-

Expenses:
General and administrative costs	143,947	1,274

Total expenses	143,947	1,274

Net loss	(143,947)	(1,274)

Less: net loss attributable to noncontrolling interests	25	-

Net loss attributable to Company's common shares	$(143,922)	$(1,274)

Net loss per Company's common shares, basic and diluted	$(4.16)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	34,605	20,000

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2012	20,000	$200	$199,800	$-	$-	$200,000

Net loss	-	-	-	(1,274)		(1,274)

BALANCE, December 31, 2013	20,000	$200	$199,800	$(1,274)	$-	$198,726

Net loss	-	-	-	(143,922)	(25)	(143,947)
Proceeds from offering	266,674	2,667	2,440,238	-	-	2,442,905
Selling commissions and dealer manager fees	-	-	(42,821)	-	-	(42,821)
Other offering costs	-	-	(2,141,337)	-	-	(2,141,337)
Proceeds from noncontrolling interests	-	-	-	-	2,000	2,000

BALANCE, December 31, 2014	286,674	$2,867	$455,880	$(145,196)	$1,975	$315,526

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,947)	$(1,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(150,001)	-
Increase in accounts payable and other accrued expenses	34,288	-
Increase in due to sponsor	43,052	-

Net cash used in operating activities	(216,608)	(1,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for purchase of real estate	(500,000)

Net cash used in investing activities	(500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,442,905
Proceeds from noncontrolling interests	2,000
Payment of commissions and offering costs	(188,997)	-

Net cash provided by financing activities	2,255,908	-

Net change in cash	1,539,300	(1,274)
Cash, beginning of year	198,726	200,000
Cash, end of period	$1,738,026	$198,726

Supplemental cash flow information for the periods indicated is as follows:
Non cash offering costs recorded in additional paid in capital	$1,995,161	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 100 properties containing approximately 10,135 multifamily units, 1.3 million square feet of office space, 1.6 million square feet of industrial space, 24 hotels and 3.3 million square feet of retail space. The residential, office, industrial and retail properties are located in 20 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 425 staff and professionals.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by our Sponsor. Our Advisor, together with our Board of Directors, is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Mr. Lichtenstein is the majority owner and manager of Lightstone SLP III LLC, the special limited partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he controls both the general partner and special limited partner of our Operating Partnership and is the majority decision-maker of our Operating Partnership.

We do not have and will not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. Under the terms of the advisory agreement, the Advisor also undertakes to use its reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

Orchard Securities, LLC (the ‘‘Dealer Manager’’), a broker-dealer registered with FINRA, will serve as the dealer manager of the Company’s public offering. Orchard Securities also has opened an OSJ that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our sponsor.

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), both of which are majority owned and controlled by our Sponsor. Paragon develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 10,000 multifamily units.

The Company’s registration statement on Form S-11 (the “Registration Statement”), pursuant to which it is offering to sell up to 30.0 million shares of common stock at a price of $10 per share (the “Offering”) and 10.0 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”) was declared effective under the Securities Act of 1933 on July 15, 2014 and we began offering our shares of common stock for sale to the public.

As of December 31, 2014, we had received aggregate gross proceeds of approximately $2.6 million from the sale of 286,674 shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor) in our Offering. The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Registration Statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) . The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

As of December 31, 2014, the Advisor owned 20,000 shares of common stock which were issued for $200,000 or $10.00 per share.

As of December 11, 2014, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2014, cumulative gross offering proceeds of approximately $2.6 million were released to the Company. The Company invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2014 in the Operating Partnership’s common units.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Noncontrolling Interest – Partners of Operating Partnership

Partners of Operating Partnership

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, ia a special limited partner in the Operating Partnership and has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) in the amount of $50,000 for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value on a semiannual basis. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III. (See Note 7 for a summary of related-party fees).

Related Parties

Our Advisor, our Property Managers and the Special Limited Partner are each related parties. Each of these entities has received or will receive compensation for services related to the Offering and will continue to receive compensation and services for the investment, management and disposition of our assets. These entities will receive compensation during the offering, acquisition, operational and liquidation stages. See Note 7 for additional information.

2. Summary of Significant Accounting Policies

From October 5, 2012 (date of inception) through December 31, 2012, the Company had no operating results and had no operating properties and no historical operating cash flows. For the years ended December 31, 2014 and 2013, the Company had no operating properties and no historical operating cash flows. Some of the significant accounting policies may or may not be relevant during this period, but the Company anticipates that these significant accounting policies will apply in the future.

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiary (over which Lightstone REIT exercises financial and operating control). As of December 31, 2014, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities, depreciable lives of long-lived assets and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary will be accounted for using the equity method. Investments in other real estate entities where the Company has virtually no influence will be accounted for using the cost method.

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

Income Taxes

As of December 31, 2014 and 2013, the Company is subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

As of December 31, 2014 and 2013, we had no material uncertain income tax positions. The tax years subsequent to and including 2012 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

The Advisor will advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. Organization and offering expenses paid by the Advisor prior to December 11, 2014 (date of breaking escrow) were not recorded as liabilities to the Company. Subsequent to December 11, 2014 (date of breaking escrow), the Company recorded any offering costs incurred from its inception to stockholders’ equity as a reduction to additional paid in capital (“APIC”) as well as any organization costs incurred from its inception as a general and administrative cost and a liability to the advisor for any costs paid by the Advisor. The Company recorded an adjustment to APIC in the amount of $2.0 million on December 11, 2014 (date of breaking escrow) representing the liability to the Advisor for these offering costs. For the years ended December 31, 2014 and 2013, approximately $2.1 million and $0, respectively, have been incurred for organization and offering expenses. As of December 31, 2014, the Company has recorded approximately $2.1 million of these expenses against APIC, which represent costs incurred from commencement of its Offering. The related liability for any of these organization and offering costs is included in Due to sponsor in the consolidated balance sheets.

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

Stock-Based Compensation

The Company has adopted a stock-based incentive award plan to align the long-term financial interest of its independent directors, officers and employees (if it ever has employees), employees of its Advisor and other affiliates, certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide services to the Company, with those of the stockholders. Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes- Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows as required under previous regulations.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted income per share takes into account the effect of any dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares, if any, that are to be added to the weighted-average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the periods presented.

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

3. Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2014	2013

Selling commissions and dealer manager fees	$42,821	$-
Other offering costs	$2,141,337	-

Since commencement of its Offering through December 31, 2014, the Company has incurred approximately $42,821 in selling commissions and dealer manager fees and $2.1 million of other offering costs.

4. Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, prepaid expenses and other assets, accounts payable and accrued expenses and due to sponsor approximate their fair values as of December 31, 2014 because of the short maturity of these instruments.

5. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2014 and December 31, 2013, the Company had no outstanding shares of preferred stock.

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

On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 200,000,000 Common Shares. Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, and (3) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 286,674 and 20,000 shares of common stock outstanding as of December 31, 2014 and December 31, 2013, respectively.

Stock Incentive Plan

The Company has adopted a stock incentive plan to align the long-term financial interest of its independent directors, officers and employees (if it ever has employees), employees of the Advisor and other affiliates, certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company, with those of its stockholders. The Company’s board of directors intends to design long-term incentive awards to ensure that eligible officers, employees, consultants and independent directors have a continuing stake in its long-term success, that the total compensation realized by its executive officers reflects its multi-year performance as measured by the efficient use of capital and changes in stockholder value, and that a portion of its executive officer’s total compensation is earned over a multi-year period and is forfeitable if the employment of the executive officer is terminated.

The Company’s board of directors has the full authority to administer and interpret the plan, including to grant to the Company’s independent directors, officers and employees (if it ever has employees), employees of the Advisor and other affiliates, certain of the Company’s consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance shares, and (e) other stock-based awards; to determine, in accordance to the terms of the stock incentive plan, the number of Common Shares to be covered by each award granted and the terms and conditions, consistent with the terms of the stock incentive plan, of any award granted; and generally, to exercise such powers and to perform such acts as the board of directors deems necessary or expedient to promote the Company’s best interests that are not in conflict with the provisions of the stock incentive plan. The board of directors, however, may not take any action under the stock incentive plan that would result in a repricing of any stock option without having first obtained the affirmative vote of the stockholders.

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

Distributions

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We may pay such distributions from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

On January 14, 2015, the board of directors (the “Board of Directors”) of the Company authorized and the Company declared a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The distribution will began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following the Company’s initial property acquisition) and on a monthly basis thereafter. The first distribution will be payable on March 15, 2015 and by the 15th day following each month end to stockholders of record at the close of business each day during the prior month. The stockholders have an option to elect the receipt of Common Shares under the Company’s distribution reinvestment program.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our DRIP.

The amount of distributions to be paid to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

6. Noncontrolling Interests

Partners of Operating Partnership

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone REIT III invested the proceeds received from the offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2014 in the Operating Partnership’s common units.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) in the amount of $50,000 for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value on a semiannual basis. The Subordinated Participation Interests will entitle the Special Limited Partner to receive liquidation distributions upon the liquidation of Lightstone REIT III. (See Note 7 for a summary of related-party fees).

7. Related Party Transactions

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

Organization and Offering Stage
Fees	Amount
Selling Commissions	The Dealer Manager will receive selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. The Dealer Manager will reallow all selling commissions to the participating broker-dealer or registered representative of the dealer manager who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30.0 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer or registered representative of the Dealer Manager who actually sold the shares of common stock may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares of common stock, of which 2.5% will be paid at the time of sale of shares of common stock and 1.0% will be paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10.0% of the gross offering proceeds (excluding securities purchased through the DRIP). From the Company’s inception through December 31, 2014, approximately $29,534 of selling commissions have been incurred.

Fees	Amount
Dealer Manager Fee	The Dealer Manager will receive a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee will be paid with respect to sales under the Company’s DRIP. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a participating broker-dealer or registered representative of the dealer manager in the Company’s primary offering in the event a participating broker-dealer or registered representative of the dealer manager elects to receive the 7.5% fee described in ‘‘— Selling Commissions’’ above. The estimated dealer management fee is expected to be approximately $9.0 million if the maximum offering of 30.0 million shares of common stock are sold under the Offering. From the Company’s inception through December 31, 2014, approximately $13,287 of dealer manager fees have been incurred.
Organization and Offering Expenses	The Company will reimburse the Advisor for all organization and offering expenses in connection with our offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2.0% of gross offering proceeds. In no event will organization and offering expenses exceed 15.0% of gross offering proceeds. From the Company’s inception through December 31, 2014, approximately $2.2 of organization and offering expenses have been incurred.

Operational Stage
Fees	Amount
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

In addition to certain related party payments made to the Dealer Manager, the Company also has agreements with the Advisor and the Property Managers and their affiliates to perform such services as provided in these agreements.  No amounts were paid to the Advisor or the Property Managers for the years ended December 31, 2014 and 2013.

8. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

9. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2014 and 2013:

	2014
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Net loss	$(143,947)	$(119,218)	$(22,867)	$(595)	$(1,267)

Less loss attributable to noncontrolling interests	25	21	4	-	-
Net loss applicable to Company's common shares	$(143,922)	$(119,197)	$(22,863)	$(595)	$(1,267)

Net loss per common share, basic and diluted	$(4.16)	$(1.53)	$(1.14)	$(0.25)	$(0.02)

	2013
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Net loss	$(1,274)	$(224)	$(223)	$(237)	$(590)

Less loss attributable to noncontrolling interests	-	-	-	-	-
Net loss applicable to Company's common shares	$(1,274)	$(224)	$(223)	$(237)	$(590)

Net loss per common share, basic and diluted	$(0.06)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

10. Subsequent Events

Distribution Declaration

On January 14, 2015, the board of directors (the “Board of Directors”) of the Company authorized and the Company declared a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The distribution will begin to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following the Company’s initial property acquisition) and on a monthly basis thereafter. The first distribution will be payable on March 15, 2015 and by the 15th day following each month end to stockholders of record at the close of business each day during the prior month. The stockholders have an option to elect the receipt of Common Shares under the Company’s distribution reinvestment program.

Acquisition of Hampton Inn & Suites, Des Moines, Iowa (the “Hampton Inn – Des Moines”)

On February 4, 2015, the Company completed the acquisition of a 120-room select service hotel located in Des Moines, Iowa (the “Hampton Inn – Des Moines”) from an unrelated third party, for an aggregate purchase price of approximately $10.9 million, excluding closing and other related transaction costs. Prior to the completion of the acquisition, the Company made a deposit of $0.5 million for the purchase of the Hampton Inn – Des Moines that is included in Deposits on the consolidated balance sheets as of December 31, 2014. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $0.1 million. The acquisition was funded with approximately $2.7 million of offering proceeds and approximately $8.2 million of proceeds from a $10.0 million Revolving Promissory Note (the “Revolving Promissory Note”) from the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s sponsor.

The Revolving Promissory Note was entered into on February 4, 2015, has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $100,000 to Lightstone II in connection with the Revolving Promissory Note and pledged its ownership interest in the Hampton Inn – Des Moines as collateral for the Revolving Promissory Note.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2014, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were adequate and effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2015 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	54	Chief Executive Officer and Chairman of the Board of Directors	2015	2014
Edwin J. Glickman	83	Director	2015	2014
George R. Whittemore	65	Director	2015	2014

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone II and Lightstone Value Plus REIT II LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

Edwin J. Glickman is one of our independent directors and the chairman of our audit committee. From December 2004 through January 2015, Mr. Glickman served as a member of the board of directors of Lightstone I, and from April 2008 to the present, has served as a member of the board of directors of Lightstone II. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003 when he retired. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as an independent director due to his experience in mortgage lending and finance.

George R. Whittemore is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors for Lightstone I, and from April 2008 to the present, has served as a member of the board of directors of Lightstone II. Mr. Whittemore also presently serves as a director of Village Bank Financial Corporation in Richmond, Virginia and as a director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as a director and audit committee chairman of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his experience in accounting, banking, finance and real estate.

Executive Officers:

The following table presents certain information as of March 15, 2015 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	54	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	61	President and Chief Operating Officer
Joseph Teichman	41	General Counsel and Secretary
Donna Brandin	58	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President of Lightstone I and its advisor and President and Chief Operating Officer of Lightstone II and Lightstone Real Estate Income Trust and their advisors. Mr. Hochberg also serves as the President of our sponsor and as the President and Chief Operating Officer of our advisor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II, Lightstone Real Estate Income Trust and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II and Lightstone Real Estate Income Trust. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor and the advisors of Lightstone I and Lightstone II. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

As of December 31, 2014, our common stock was not registered pursuant to Section 12 of the Exchange Act. Our directors, executive officers and the holders of more than 10% of our common stock are not subject to Section 16(a) of the Exchange Act, and they were not required to file reports under Section 16(a) of the Exchange Act for the period from October 5, 2012 (date of inception) to December 31, 2014. We will be subject to Section 16(a) of the Exchange Act once we have filed our Form 8-A with the SEC.

Information Regarding Audit Committee

Our Board established an audit committee in June 2014. The charter of audit committee is available at www.lightstonecapitalmarkets.com/lightstone-other.html or in print to any stockholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust III, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman and George R. Whittemore each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman and Whittemore see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/lightstone-other.html

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Stock Incentive Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2014, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $30,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred. Pursuant to our Stock Incentive Plan, in lieu of receiving his or her annual fee in cash, an independent director is entitled to receive the annual fee in the form of our common shares or a combination of common shares and cash.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 23, 2015 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT III Beneficially Owned	Percent of All Common Shares of the Lightstone REIT III

David Lichtenstein (1)	242,222	31.1%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Mitchell Hochberg	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	31.1%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. The Special Limited Partner, which is majority owned by Mr. Lichtenstein, will purchase subordinated participation interests in our operating partnership in exchange for cash or interest in real property.

EQUITY COMPENSATION PLAN INFORMATION

Stock Incentive Plan

The Company has adopted a stock incentive plan to align the long-term financial interest of its independent directors, officers and employees (if it ever has employees), employees of the Advisor and other affiliates, certain of its consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company, with those of its stockholders. The Company’s board of directors intends to design long-term incentive awards to ensure that eligible officers, employees, consultants and independent directors have a continuing stake in its long-term success, that the total compensation realized by its executive officers reflects its multi-year performance as measured by the efficient use of capital and changes in stockholder value, and that a portion of its executive officer’s total compensation is earned over a multi-year period and is forfeitable if the employment of the executive officer is terminated.

The Company’s board of directors has the full authority to administer and interpret the plan, including to grant to the Company’s independent directors, officers and employees (if it ever has employees), employees of the Advisor and other affiliates, certain of the Company’s consultants and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance shares, and (e) other stock-based awards; to determine, in accordance to the terms of the stock incentive plan, the number of Common Shares to be covered by each award granted and the terms and conditions, consistent with the terms of the stock incentive plan, of any award granted; and generally, to exercise such powers and to perform such acts as the board of directors deems necessary or expedient to promote the Company’s best interests that are not in conflict with the provisions of the stock incentive plan. The board of directors, however, may not take any action under the stock incentive plan that would result in a repricing of any stock option without having first obtained the affirmative vote of the stockholders.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and Property Managers are majority owned by Mr. Lichtenstein. We entered into agreements with our Advisor and Property Managers to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As a majority owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

We have two affiliated Property Managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party Property Managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), both of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by Mr. Lichtenstein. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

We have agreed to pay our Property Managers a monthly management fee in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of property managers in such area. We will reimburse our Property Managers for certain costs and expenses. We may also pay our Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed property in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

We expect to engage our Property Managers to provide construction management services for some of our properties. We will pay a construction management fee in an amount of up to 5% of the cost of any improvements that our Property Managers undertake.

We have not incurred any fees to the Property Managers for the years ended December 31, 2014 and 2013.

Advisor

We will reimburse our Advisor for certain organization and offering expenses in connection with the Offering. We expect that such organization and offering expenses, will amount to approximately 2.0% of gross offering proceeds, and in no event will such expenses exceed 15.0% of gross offering proceeds.

We will pay our Advisor an acquisition fee equal to 1.0% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.6% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property.

Until the date on which our initial public offering ends, and subject to the approval of our board of directors, we may pay to our Advisor annually an asset management subordinated participation by issuing a number of restricted Class B Units equal to: (i) the cost of our assets multiplied by 0.1875%; divided by (ii) the value of one Common Share as of the last day of such calendar quarter, which is equal initially to $9.00 (the primary offering price minus selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when we deem the achievement of the performance condition (described below) to be probable.

Beginning on the date on which our initial public offering ends, the Advisor may be paid an advisor asset management fee of one-twelfth (1/12) of 0.75% of our average invested assets and we will reimburse some expenses of the Advisor relating to asset management.

If our Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we will pay our Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing.

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property. The commission will not exceed the lesser of 6.0% of the contract sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property.

We will pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments.

No fees were paid to the Advisor for the years ended December 31, 2014 and 2013.

Special Limited Partner

Lightstone SLP III LLC, which is wholly owned by our Sponsor, committed to purchase Subordinated Participation Interests in an amount equal to $50,000 and any follow-on offering for each $1.0 million in subscriptions of the proceeds from the primary shares under the Offering on a semi-annual basis. Lightstone SLP III LLC may elect to purchase the Subordinated Participation Interests with either cash or an interest in real property of equivalent value.

As the majority owner of Lightstone SLP III, LLC, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests will entitle Lightstone SLP III, LLC to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. Although the actual amounts are dependent upon results of operations and, therefore, cannot be determined at the present time, distributions to Lightstone SLP III, LLC, as holder of the Subordinated Profits Interests, could be substantial.

From time to time, Lightstone purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2014	Year ended December 31, 2013
Audit Fees (a)	81,375	35,175
Audit-Related Fees (b)	-
Tax Fees (c)	-	-

Total Fees	$81,375	$35,175

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Lightstone REIT III management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust III, Inc.’s audited financial statements as of and for the year ended December 31, 2014.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” (Codification of Statements of Auditing Standards, August 2, 2007 AU 380), as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Audit Committee

George R. Whittemore

Edwin J. Glickman

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company primarily intends to acquire full-service or select-service hotels, including extended-stay hotels. Even though the Company intends primarily to acquire hotels, it may purchase other types of real estate. The Company believes that at least 75% of the net proceeds raised in its offering will be used to acquire hotels and the remaining portion of the net proceeds raised in our offering will be used to acquire properties and real estate-related assets other than hotels. However, the Company may use more or less than 75% of the net proceeds raised in its offering to acquire hotels and is not bound to that limit.

Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. The Company expects to invest a significant portion of its funds in direct real estate investments and other equity interests, and the remainder of its funds in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. However, the Company is not prohibited from investing all its funds in debt interests.

The Company anticipates that its portfolio will provide consistent current income and may also provide capital appreciation resulting from its expectation that in certain circumstances it will be able to acquire properties at a discount to replacement cost or otherwise at less than what we perceive as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital we deployed to acquire and rehabilitate the property. The Company may acquire properties that it believes would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. The Company plans to diversify its portfolio by geographic region, investment size and investment risk with the goal of acquiring a portfolio of hotels and other income-producing real estate properties and real estate-related assets that provide attractive returns for its investors.

Financing Policies

The Company intends to utilize leverage to acquire its properties. The number of different properties the Company will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company intends to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company will have more funds available for investment in properties. This will allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties for a period of three to six years from the termination of the Company’s initial public offering. At a future date, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

When the Company sells a property, it intends to obtain an all-cash sale price. However, the Company may take a purchase money obligation secured by a mortgage on the property as partial payment, and there are no limitations or restrictions on the Company’s ability to take such purchase money obligations. The terms of payment to the Company will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions. If the Company receives notes and other property instead of cash from sales, these proceeds, other than any interest payable on these proceeds, will not be available for distributions until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed. Therefore, the distribution of the proceeds of a sale to the stockholders may be delayed until that time. In these cases, the Company will receive payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

Independent Directors

George R. Whittemore
Edwin J. Glickman

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2014

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(2)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust III, Inc. and Orchard Securities, LLC
1.2(2)	Form of Soliciting Dealer Agreement
3.1(2)	Form of Articles of Amendment and Restatement of Lightstone Value Plus Real Estate Investment Trust III, Inc.
3.2(1)	Form of Bylaws of Lightstone Value Plus Real Estate Investment Trust III, Inc.
4.1(2)	Form of Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.4(3)	Distribution Reinvestment Program
4.4(2)	Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
5.1(3)	Opinion of Venable LLP re legality
8.1(2)	Opinion of Proskauer Rose LLP re tax matters
10.1 (2)	Form of Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(2)	Form of Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(2)	Form of Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(2)	Form of 2014 Stock Incentive Plan
21*	Subsidiary of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.

(2)	Included as an exhibit to Amendment No. 4 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on June 25, 2014.

(3)	Included as an exhibit to Amendment No. 5 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on July 11, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: March 31, 2015	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of	March 31, 2015
David Lichtenstein	Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 31, 2015
Donna Brandin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edwin J. Glickman	Director	March 31, 2015
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 31, 2015
George R. Whittemore

