Form 10-Q
period 2015-03-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2015-05-13
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐  No ☑

As of May 10, 2015, there were approximately 1.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Investment property:
Land and improvements	$1,178,845	$-
Building and improvements	9,201,155	-
Furniture and fixtures	521,875	-

Gross investment property	10,901,875	-
Less accumulated depreciation	(55,853)	-
Net investment property	10,846,022	-

Cash	2,742,398	1,738,026
Deposits	-	500,000
Prepaid expenses and other assets	394,388	182,078

Total Assets	$13,982,808	$2,420,104

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$686,575	$169,608
Revolving promissory note - related party	7,000,000	-
Due to affiliate	1,831,978	1,934,970
Distributions payable	36,987	-

Total liabilities	9,555,540	2,104,578

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 838,946 and 286,674 shares issued and outstanding, respectively	8,389	2,867
Additional paid-in-capital	5,027,780	455,880
Subscription receivable	(161,500)	-
Accumulated deficit	(449,316)	(145,196)

Total Company stockholders' equity	4,425,353	313,551

Noncontrolling interests	1,915	1,975

Total Stockholders' Equity	4,427,268	315,526

Total Liabilities and Stockholders' Equity	$13,982,808	$2,420,104

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$553,422	$-

Expenses:
Property operating expenses	313,255	-
Real estate taxes	31,734	-
General and administrative costs	270,948	1,267
Depreciation and amortization	57,445	-

Total operating expenses	673,382	1,267

Operating loss	(119,960)	(1,267)

Interest expense	(96,293)	-
Other expense, net	(375)	-

Net loss	(216,628)	(1,267)

Less: net loss attributable to noncontrolling interests	34	-

Net loss applicable to Company's common shares	$(216,594)	$(1,267)

Net loss per Company's common shares, basic and diluted	$(0.41)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	528,564	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares

	Common Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2014	286,674	$2,867	$455,880	$-	$(145,196)	$1,975	$315,526

Net loss	-	-	-	-	(216,594)	(34)	(216,628)
Distributions declared	-	-	-	-	(87,526)	-	(87,526)
Distributions paid to noncontrolling interests	-	-	-	-	-	(26)	(26)
Proceeds from offering	551,400	5,514	5,469,385	(161,500)	-	-	5,313,399
Selling commissions and dealer manager fees	-	-	(511,107)	-	-	-	(511,107)
Other offering costs	-	-	(394,656)	-	-	-	(394,656)
Shares issued from distribution reinvestment program	872	8	8,278	-	-	-	8,286

BALANCE, March 31, 2015	838,946	$8,389	$5,027,780	$(161,500)	$(449,316)	$1,915	$4,427,268

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,628)	$(1,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,445	-
Amortization of deferred financing costs	16,667	-
Other non-cash adjustments	66	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(130,635)	-
Increase in accounts payable and other accrued expenses	147,240	250
Increase in due to affiliate	19,536	-

Net cash used in operating activities	(106,309)	(1,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(10,192,950)	-

Net cash used in investing activities	(10,192,950)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory note - related party	8,200,000	-
Payment on revolving promissory note - related party	(1,200,000)	-
Payment of loan fees and expenses	(100,000)	-
Proceeds from issuance of common stock	5,313,399	-
Payment of commissions and offering costs	(867,489)	-
Distributions to noncontrolling interests	(26)	-
Distributions to common stockholders	(42,253)	-

Net cash provided by financing activities	11,303,631	-

Net change in cash	1,004,372	(1,017)
Cash, beginning of year	1,738,026	198,726

Cash, end of period	$2,742,398	$197,709

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$78,408	$-
Distributions declared, but not paid	$36,987	$-
Commissions and other offering costs accrued but not paid	$296,122	$-
Subscription receivable	$161,500	$-
Value of shares issued from distribution reinvestment program	$8,286	$-
Application of deposit to acquisition of investment property	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Organization

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

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in such pronoun used.

Lightstone REIT III sold 20,000 Common Shares to Lightstone Value Plus REIT III LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on December 24, 2012, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of Lightstone REIT III’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP III LLC, which has subordinated participation interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of March 31, 2015 in the Operating Partnership’s partner units.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of March 31, 2015, the Company had received gross proceeds of $8.1 million from the sale of 0.8 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Offering may be terminated at any time.

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’) may serve as property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third party not affiliated with the Company, the Sponsor or the Advisor, will serve as the dealer manager of the Company’s public offering. The Advisor and Property Managers are affiliates of the Sponsor. These related parties will receive compensation and fees for services related to the investment and management of the Company’s assets. These entities will receive fees during the Company’s offering, acquisition, operational and liquidation stages. (See Note 6 for a summary of related-party fees.)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, will be a special limited partner in the Operating Partnership and has committed to purchase subordinated profits interests in the Operating Partnership (the “Subordinated Participation Interests”) at a cost of $50,000 per unit for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering on a semi-annual basis beginning with the quarter ended June 30, 2015. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III. (See Note 6 for a summary of related-party fees).

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2015, the Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

New Accounting Pronouncements

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

3.	Acquisitions

On February 4, 2015, the Company completed the acquisition of a 120-room select service hotel located in Des Moines, Iowa (the “Hampton Inn – Des Moines”) from an unrelated third party, for an aggregate purchase price of approximately $10.9 million less adjustments, paid in cash, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $0.1 million. The acquisition was funded with approximately $2.7 million of offering proceeds and approximately $8.2 million of proceeds from a $10.0 million Revolving Promissory Note (the “Revolving Promissory Note”) from the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s sponsor.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Revolving Promissory Note was entered into on February 4, 2015, has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of March 31, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $100,000 to Lightstone II in connection with the Revolving Promissory Note and pledged its ownership interest in the Hampton Inn – Des Moines as collateral for the Revolving Promissory Note.

The acquisition of the Hampton Inn – Des Moines was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Hampton Inn – Des Moines has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $1.2 million was allocated to land and improvements, $9.2 million was allocated to building and improvements, and $0.5 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Hampton Inn — Des Moines is approximately 11.3%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is based upon the twelve-month period ended July 31, 2014. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Hampton Inn — Des Moines since its date of acquisition for the period indicated:

For the Three Months Ended March 31, 2015

Rental revenue	$553,422
Net loss	$(167,689)

The following table provides unaudited pro forma results of operations for the period indicated, as if Hampton Inn — Des Moines had been acquired at the beginning of each period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended March 31,
	2015	2014

Pro forma rental revenue	$912,684	$923,818
Pro forma net (loss)/income	$(181,475)	$89,039
Pro forma net (loss)/income per Company's common share, basic and diluted	$(0.34)	$4.45

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Organizational costs are expensed as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Selling commissions and dealer manager fees	$511,107	$-
Other offering costs	$394,656	$-

Since the Company’s inception through March 31, 2015, it has incurred approximately $0.6 million in selling commissions and dealer manager fees and $2.5 million of other offering costs in connection with the public offering of shares of its common stock.

5.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing earnings attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

6.	Related Party Transactions

The Company has agreements with the Advisor and the Property Managers to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

For the three months ended March 31, 2015, the only amount that the Company paid to the Advisor was an acquisition fee of $109,000. No amounts were paid to the Advisor for the three months ended March 31, 2014.

The Advisor will advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. The related liability of approximately $1.8 million as of March 31, 2015 for these organization and offering costs is included in Due to affiliate in the consolidated balance sheets.

7.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, restricted escrows, accounts receivable (included in other assets), accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

As of March 31, 2015, the estimated fair value of the Revolving Promissory Note approximated its carrying value because of its floating interest rate.

8.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

9.	Subsequent Events

Distribution Payment

On April 15, 2015, the Company paid the distribution for the month ending March 31, 2015 of approximately $36,987. The aggregate distributions for the period from December 11, 2014 (date of breaking escrow) through March 31, 2015 of $87,526 was paid in full using a combination of cash and 2,046 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $9.50 per share. The distribution was paid from offering proceeds (approximately $68,088 or 78%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $19,438 or 22%).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Distribution Declaration

On May 13, 2015, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending September 30, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on by the 15th day following each month end to stockholders of record at the close of business each day during the prior month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust III, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT III, L.P., which we collectively refer to as the “Operating Partnership”.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our form 10-K, our Registration Statements on Form S-11, as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the SEC.

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

Lightstone REIT III intends to continue to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Operating Partnership, our future acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties will be located either in or near major metropolitan areas.

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

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. As of March 31, 2015, we had received gross proceeds of $8.1 million from the sale of 0.8 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’) may serve as property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’) will serve as the dealer manager of our public offering. The Advisor and Property Managers are affiliates of the Sponsor. These related parties will receive compensation and fees for services related to the investment and management of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages.

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

Portfolio Summary –

			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months Ended	Average Daily Rate For the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2015	March 31, 2015	March 31, 2015

Hampton Inn – Des Moines	Des Moines, Iowa	1987	6,720	72%	$82.04	$113.49
(Acquired February 4, 2015)

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

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

For the Three Months Ended March 31, 2015 vs. March 31, 2014

Consolidated

The Company had no investment property with operating results for the three months ended March 31, 2014. The rental revenue, property operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and the resulting operating loss for the three months ended March 31, 2015 is primarily attributable to the Hampton Inn – Des Moines, which was acquired on February 4, 2015.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year three months ended March 31, 2015, our primary source of funds were (i) $5.3 million of proceeds from our sale of shares of common stock under our Offering and $7.0 million in net proceeds from our Revolving Promissory Note. The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the proceeds related to our public offering of shares of our common stock and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

We currently have a $10.0 million Revolving Promissory Note (the “Revolving Promissory Note”) with an outstanding principal balance of $7.0 million as of March 31, 2015. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2015, our total borrowings were $7.0 million which represented 161% of our net assets.

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

	For the Three Months Ended March 31,
	2015	2014
Selling commissions and dealer manager fees	$511,107	$-
Other offering costs	$394,656	$-

Since the Company’s inception through March 31, 2015, it has incurred approximately $0.6 million in selling commissions and dealer manager fees and $2.5 million of other offering costs in connection with the public offering of shares of its common stock. The Advisor will advance the organization and offering expenses to the extent that the Company does not have the funds to pay such expenses. The related liability of approximately $1.8 million as of March 31, 2015 for these organization and offering expenses is included in Due to affiliate in the consolidated balance sheets.

The Company expects that organization and offering expenses, other than selling commissions and dealer manager fees, will amount to approximately 2.0% of gross offering proceeds. In no event will organization and offering expenses exceed 15.0% of gross offering proceeds. During the initial stage of our Offering, the organization and offering expenses may exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering are incurred prior to the sale of shares of our common stock.

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

For the three months ended March 31, 2015, the only amount that the Company paid to the Advisor was an acquisition fee of $109,000. No amounts were paid to the Advisor for the three months ended March 31, 2014.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(106,309)	$(1,017)
Net cash used in investing activities	(10,192,950)
Net cash provided by financing activities	11,303,631	-
Net change in cash	1,004,372	(1,017)
Cash, beginning of year	1,738,026	198,726
Cash, end of the period	$2,742,398	$197,709

Our principal source of cash flow was derived from proceeds received from our Offering and our Revolving Promissory Note. In the future, we expect to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, any scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our public offerings. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities.

Operating activities

The net cash used in operating activities of $106,309 during the 2015 period primarily related to our loss of $216,628 offset by non-cash items of $74,178 and by changes in assets and liabilities of $36,141.

Investing activities

The net cash used in investing activities of $10.2 million during the 2015 period consisted of approximately $10.7 million of net cash used for the purchase of the Hampton Inn –Des Moines which included a deposit of $500,000 paid prior to the 2015 period.

Financing activities

The net cash provided by financing activities of $11.3 million during the 2015 consisted of $7.0 million in net proceeds from our Revolving Promissory Note and $5.3 million of offering proceeds offset by approximately $0.9 million of commissions and offering costs and $0.1 million of loan fees and expenses.

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

As of March 31, 2015 no shares have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The Revolving Promissory Note bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of March 31, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance ($7.0 million as of March 31, 2015) due upon maturity (February 4, 2016). We estimate that approximately $0.4 million in interest will be paid for the remainder of 2015 and approximately $43,000 in 2016 through maturity.

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

	For the Three Months Ended March 31,
	2015	2014
Net loss	$(216,628)	$(1,267)
FFO adjustments:
Depreciation and amortization of real estate assets	57,445	-
FFO	(159,183)	(1,267)
MFFO adjustments:

Acquisition and other transaction related costs expensed	192,616	-
MFFO	33,433	(1,267)
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$33,433	$(1,267)

Net loss	$(216,628)	$(1,267)
Less: net loss attributable to noncontrolling interests	34	-
Net loss applicable to Company's common shares	$(216,594)	$(1,267)
Net loss per common share, basic and diluted	$(0.41)	$(0.06)

FFO	$(159,183)	$(1,267)
Less: FFO attributable to noncontrolling interests	20	-
FFO attributable to Company's common shares	$(159,163)	$(1,267)
FFO per common share, basic and diluted	$(0.30)	$(0.06)

MFFO - IPA recommended format	$33,433	$(1,267)
Less: MFFO attributable to noncontrolling interests	(26)	-
MFFO attributable to Company's common shares	$33,407	$(1,267)

Weighted average number of common shares
outstanding, basic and diluted	528,564	20,000

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following table provides a summary of our quarterly distributions declared during the periods presented. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

	Three Months Ended March 31, 2015
Distribution period:	Q1 2015	Percentage of Distributions

Date distributions declared	January 14, 2015

Date distributions paid	March 15, 2015
	April 15, 2015

Distributions paid	$68,088
Distributions reinvested	19,438
Total Distributions	$87,526

Source of distributions:
Cash flows provided by operations	$-	0%
Offering proceeds	68,088	78%
Proceeds from issuance of common
stock through DRIP	19,438	22%
Total Sources	$87,526	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$(106,309)

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	2,046

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2015
FFO attributable to Company's common shares	$(304,359)
Distributions Paid	$42,253

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2015, we did not have any derivative agreements outstanding.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable (included in other assets) and accounts payable and accrued expenses approximated their fair values as of March 31, 2015 because of the short maturity of these instruments.

As of March 31, 2015, the estimated fair value of the Revolving Promissory Note approximated its carrying value ($7.0 million). The fair value of our Revolving Promissory Note was determined by discounting the future contractual interest and principal payments by market interest rates. The balance of the Revolving Promissory Note is due on February 4, 2016.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2015, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2015, there were no such material developments.

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

Lightstone SLP III LLC (‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, will be a special limited partner in the Operating Partnership and has committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Participation Interests”) at a cost of $50,000 per unit for each $1.0 million in subscriptions accepted for the Offering or any follow-on offering. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III. (See Note 6for a summary of related-party fees).

As of March 31, 2015, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

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
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: May 13, 2015	By:	/s / David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

