Form 10-Q
period 2015-09-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2015-11-13
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐  No ☑

As of November 10, 2015, there were approximately 2.9 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Investment property:
Land and improvements	$2,205,864	$-
Building and improvements	22,258,087	-
Furniture and fixtures	2,447,649	-
Construction in progress	28,438	-

Gross investment property	26,940,038	-
Less accumulated depreciation	(488,627)	-
Net investment property	26,451,411	-

Cash	4,405,736	1,738,026
Deposits	-	500,000
Prepaid expenses and other assets	616,918	182,078
Total Assets	$31,474,065	$2,420,104

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$1,043,139	$169,608
Revolving promissory notes payable - affiliate	11,962,291	-
Due to affiliate	1,135,107	1,934,970
Distributions payable	109,640	-
Total liabilities	14,250,177	2,104,578

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 2,376,940 and 286,674 shares issued and outstanding, respectively	23,769	2,867
Additional paid-in-capital	17,762,905	455,880
Subscription receivable	(265,700)	-
Accumulated deficit	(998,927)	(145,196)

Total Company stockholders' equity	16,522,047	313,551

Noncontrolling interests	701,841	1,975

Total Stockholders' Equity	17,223,888	315,526

Total Liabilities and Stockholders' Equity	$31,474,065	$2,420,104

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$2,168,262	$-	$4,342,601	$-

Expenses:
Property operating expenses	1,271,186	-	2,517,715	-
Real estate taxes	74,289	-	170,842	-
General and administrative costs	124,824	22,867	778,093	24,729
Depreciation and amortization	247,160	-	499,032	-

Total operating expenses	1,717,459	22,867	3,965,682	24,729

Operating income/(loss)	450,803	(22,867)	376,919	(24,729)

Interest expense	(330,198)	-	(682,431)	-
Other income/(expense), net	1,470	-	(2,994)	-

Net income/(loss)	122,075	(22,867)	(308,506)	(24,729)

Less: net (income)/loss attributable to noncontrolling interests	(25)	4	48	4

Net income/(loss) applicable to Company's common shares	$122,050	$(22,863)	$(308,458)	$(24,725)

Net income/(loss) per Company's common shares, basic and diluted	$0.06	$(1.14)	$(0.26)	$(1.24)

Weighted average number of common shares outstanding, basic and diluted	1,887,861	20,000	1,194,195	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2014	286,674	$2,867	$455,880	$-	$(145,196)	$1,975	$315,526

Net loss	-	-	-	-	(308,458)	(48)	(308,506)
Distributions declared	-	-	-	-	(545,273)	-	(545,273)
Distributions paid to noncontrolling interests	-	-	-	-	-	(86)	(86)
Contributions from noncontrolling interests	-	-	-	-	-	700,000	700,000
Proceeds from offering	2,074,648	20,746	20,534,225	(265,700)	-	-	20,289,271
Selling commissions and dealer manager fees	-	-	(1,877,367)	-	-	-	(1,877,367)
Other offering costs	-	-	(1,498,048)	-	-	-	(1,498,048)
Shares issued from distribution reinvestment program	15,618	156	148,215	-	-	-	148,371

BALANCE, September 30, 2015	2,376,940	$23,769	$17,762,905	$(265,700)	$(998,927)	$701,841	$17,223,888

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(308,506)	$(24,729)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	499,032	-
Amortization of deferred financing costs	120,833	-
Other non-cash adjustments	6,564	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(212,642)	-
Increase in accounts payable and other accrued expenses	472,510	22,500
Increase in due to affiliate	1,695	-

Net cash provided by/(used in) operating activities	579,486	(2,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(26,307,573)	-

Cash used in investing activities	(26,307,573)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory notes payable - affiliate	20,200,000	-
Payments on revolving promissory notes payable - affiliate	(8,237,709)	-
Payment of loan fees and expenses	(230,000)	-
Proceeds from issuance of common stock	20,289,271	-
Payment of commissions and offering costs	(3,338,417)	-
Proceeds from noncontrolling interests	-	2,000
Distributions to noncontrolling interests	(86)	-
Distributions to common stockholders	(287,262)	-

Net cash provided by financing activities	28,395,797	2,000

Net change in cash	2,667,710	(229)
Cash, beginning of year	1,738,026	198,726
Cash, end of period	$4,405,736	$198,497

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$549,295	$-
Distributions declared, but not paid	$109,640	$-
Commissions and other offering costs accrued but not paid	$273,876	$-
Subscription receivable	$265,700	$-
Value of shares issued from distribution reinvestment program	$148,371	$-
Application of deposit to acquisition of investment property	$500,000	$-
Contribution of non-controlling interest received as offset to due to affiliate	$700,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Organization

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of September 30, 2015 in the Operating Partnership’s partner units.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of September 30, 2015, the Company had received gross proceeds of $22.9 million from the sale of 2.4 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to purchase up to $15.0 million in subordinated profits interests in the Operating Partnership (the “Subordinated Participation Interests”) at a cost of $50,000 per unit. The Special Limited Partner’s obligation will continue until the earlier of (i) the Special Limited Partner’s purchase of an aggregate of $15.0 million of subordinated participation interests and (ii) our receipt of gross offering proceeds of $125.0 million. On July 31, 2015, the Special Limited Partner received 14 Subordinated Participation Interests in consideration of $700,000.  This consideration was then offset to amounts that were previously recorded by the Company as due to affiliate on the consolidated balance sheet. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III. (See Note 6 for a summary of related-party fees).

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2015, the Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify the accounting for adjustments made to provisional amounts during the measurement period of a business combination. The amendment requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. In August 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The SEC staff noted that this update did not address situations where a company has debt issuance costs related to line-of-credit arrangements. As a result, the FASB issued an additional update which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will be effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

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

The Des Moines Promissory Note was entered into on February 4, 2015, has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of September 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $100,000 to Lightstone II in connection with the Des Moines Promissory Note and pledged its ownership interest in the Hampton Inn – Des Moines as collateral. As a result of subsequent paydowns aggregating $5.1 million, the outstanding principal balance and remaining availability under the Des Moines Promissory Note was approximately $3.1 million and $6.9 million, respectively, as of September 30, 2015. The Des Moines Promissory Note is included in revolving promissory notes payable – affiliates on our consolidated balance sheet.

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

The capitalization rate for the acquisition of the Hampton Inn — Des Moines was approximately 11.3%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended July 31, 2014. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Courtyard – Durham

On May 15, 2015, the Company completed the acquisition of a 146-room select service hotel located in Durham, North Carolina (the “Courtyard – Durham”) from an unrelated third party, for an aggregate purchase price of $16.0 million, less adjustments, paid in cash, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, $0.2 million. The acquisition was funded with $4.0 million of offering proceeds and $12.0 million of proceeds under a $13.0 million revolving promissory note (the “Durham Promissory Note”) from the operating partnership of Lightstone II.

The Durham Promissory Note was entered into on May 15, 2015, has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of September 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $130,000 to Lightstone II in connection with the Durham Promissory Note and pledged its ownership interest in the Courtyard – Durham as collateral. As a result of subsequent paydowns aggregating $3.1 million, the outstanding principal balance and remaining availability under the Durham Promissory Note was $8.9 million and $4.1 million, respectively, as of September 30, 2015. The Durham Promissory Note is included in revolving promissory notes payable – affiliates on our consolidated balance sheet.

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

The capitalization rate for the acquisition of the Courtyard – Durham was approximately 7.3%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended December 31, 2014. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Hampton Inn — Des Moines and the Courtyard – Durham since their respective dates of acquisition for the period indicated:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015

Rental revenue	$2,168,262	$4,342,601
Net income/(loss)	$224,413	$(113,823)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma rental revenue	$2,168,262	$1,879,068	$6,357,305	$5,637,203
Pro forma net income/(loss) (1)	$122,050	$178,693	$(87,352)	$579,942

Pro forma net income/(loss) per Company's common share, basic and diluted (1)	$0.06	$8.93	$(0.07)	$29.00

(1)	Includes acquisition related expenses of $554,490 for the nine months ended September 30, 2015, in connection with the acquisition of the Hampton Inn-Des Moines and the Courtyard-Durham.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Selling commissions and dealer manager fees	$809,752	$-	$1,877,367	$-
Other offering costs	$524,175	$-	$1,498,048	$-

Since the Company’s inception through September 30, 2015, it has incurred approximately $1.9 million in selling commissions and dealer manager fees and $3.6 million of other offering costs in connection with the public offering of shares of its common stock.

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

For the nine months ended September 30, 2015, the Company paid the Advisor acquisition fees of $269,000. No other amounts were paid to the Advisor for the three and nine months ended September 30, 2014.

The Advisor will advance the organization and offering costs to the extent that the Company does not have the funds to pay such expenses. The related liability of approximately $1.0 million as of September 30, 2015 for these organization and offering costs is included in due to affiliate in the consolidated balance sheets. During both the three and nine months ended September 30, 2015, we reimbursed our Advisor $0.8 million for organization and other offering costs.

7.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, restricted escrows, accounts receivable (included in other assets), accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

As of September 30, 2015, the estimated fair value of the Des Moines Promissory Note and the Durham Promissory Note approximated their carrying values because of their floating interest rates.

8.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

9.	Distributions

Distribution Payments

On August 15, 2015, September 15, 2015 and October 15, 2015, the Company paid the distributions for the months ending July 31, 2015, August 31, 2015 and September 30, 2015, respectively, of $285,530. The distributions were paid in full using a combination of cash and 12,374 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $9.50 per share. The distribution was paid from cash flows provided by operations (approximately $167,976 or 59%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $117,554 or 41%).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Distribution Declaration

On November 13, 2015, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending January 31, 2016. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on by the 15th day following each month end to stockholders of record at the close of business each day during the prior month.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to purchase up to $15.0 million in subordinated profits interests in the Operating Partnership (the “Subordinated Participation Interests”) at a cost of $50,000 per unit. The Special Limited Partner’s obligation will continue until the earlier of (i) the Special Limited Partner’s purchase of an aggregate of $15.0 million of subordinated participation interests and (ii) our receipt of gross offering proceeds of $125.0 million. On July 31, 2015, the Special Limited Partner received 14 Subordinated Participation Interests in consideration of $700,000.  This consideration was then offset to amounts that were previously recorded by the Company as due to affiliate on the consolidated balance sheet. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. As of September 30, 2015, we had received gross proceeds of $23.3 million from the sale of 2.4 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor).

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

Portfolio Summary –

			Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Available Rooms	September 30, 2015	Ended September 30, 2015	9/30/2015

Hampton Inn – Des Moines (Acquired February 4, 2015)	Des Moines, Iowa	1987	28,680	77%	$93.32	$121.62

Courtyard - Durham (Acquired May 15, 2015)	Durham, North Carolina	1996	20,294	77%	$74.72	96.72

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the Three Months Ended September 30, 2015 vs. September 30, 2014

Consolidated

The Company had no investment property with operating results for the three months ended September 30, 2014. The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended September 30, 2015 is attributable to the Hampton Inn – Des Moines, which was acquired on February 4, 2015 and to the Courtyard – Durham which was acquired on May 15, 2015.

General and administrative expense

General and administrative expense increased by approximately $102,000 to approximately $125,000 during the three months ended September 30, 2015 compared to approximately $23,000 for the same period in 2014. The increase is attributable to acquisition costs related to the acquisition of the hotels described above and an increase in accounting and corporate filing fees.

Interest expense

Interest expense was approximately $330,000 during the three months ended September 30, 2015. Interest expense consisted of interest related to the financing of the acquisition of the hotels described above.

For the Nine Months Ended September 30, 2015 vs. September 30, 2014

Consolidated

The Company had no investment property with operating results for the nine months ended September 30, 2014. The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the nine months ended September 30, 2015 is attributable to the Hampton Inn – Des Moines, which was acquired on February 4, 2015 and to the Courtyard – Durham which was acquired on May 15, 2015.

General and administrative expense

General and administrative expense increased by approximately $753,000 to approximately $778,000 during the three months ended September 30, 2015 compared to approximately $25,000 for the same period in 2014. The increase is primarily attributable to acquisition costs related to the acquisition of the hotels described above as well as an increase in accounting and corporate filing fees.

Interest expense

Interest expense was approximately $682,000 during the nine months ended September 30, 2015. Interest expense consisted of interest related to the financing of the acquisition of the hotels described above.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2015, our primary source of funds were (i) $20.3 million of proceeds from our sale of shares of common stock under our Offering and $11.7 million in net proceeds from our revolving promissory notes. The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the proceeds related to our public offering of shares of our common stock and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

We currently have a $10.0 million revolving promissory note that expires in February 2016 (the “Des Moines Promissory Note”) and a $13.0 million revolving promissory note that expires in May 2016 (the “Durham Promissory Note” and collectively, the “Revolving Promissory Notes Payable - Affiliates”) with an aggregate outstanding principal balance and remaining aggregate availability of $12.0 million and $11.0 million, respectively, as of September 30, 2015. We currently intend to seek to refinance both the Des Moines Promissory Note and the Durham Promissory Note prior to their stated maturities. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2015, our total borrowings were approximately $12.0 million which represented 68% of our net assets.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Selling commissions and dealer manager fees	$809,752	$-	$1,877,367	$-
Other offering costs	$524,175	$-	$1,498,048	$-

Since the Company’s inception through September 30, 2015, it has incurred approximately $1.9 million in selling commissions and dealer manager fees and $3.6 million of other offering costs in connection with the public offering of shares of its common stock. The Advisor will advance the organization and offering costs to the extent that the Company does not have the funds to pay such expenses. The related liability of approximately $1.0 million as of September 30, 2015 for these organization and offering costs is included in Due to affiliate in the consolidated balance sheets. During both the three and nine months ended September 30, 2015, we reimbursed our Advisor $0.8 million for organization and other offering costs.

The Company expects that organization and offering costs, other than selling commissions and dealer manager fees, will amount to approximately 2.0% of gross offering proceeds. In no event will aggregate organization and offering costs exceed 15.0% of gross offering proceeds over the life of the offering. During the initial stage of our Offering, the organization and offering costs may exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering are incurred prior to the sale of shares of our common stock.

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

For the nine months ended September 30, 2015, the Company paid the Advisor acquisition fees of $269,000. No other amounts were paid to the Advisor for the three and nine months ended September 30, 2014.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2015	2014

Net cash provided by/(used in) operating activities	$579,486	$(2,229)
Net cash used in investing activities	(26,307,573)	-
Cash provided by financing activities	28,395,797	2,000
Net change in cash and cash equivalents	2,667,710	(229)
Cash and cash equivalents, beginning of the period	1,738,026	198,726
Cash and cash equivalents, end of the period	$4,405,736	$198,497

Our principal source of cash flow was derived from proceeds received from our Offering and our Revolving Promissory Notes Payable - Affiliate. In the future, we expect to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, any scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our public offerings. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities.

Operating activities

The net cash provided by operating activities of $0.6 million during the 2015 period was a result of non-cash items of $0.6 million and by changes in assets and liabilities of $0.3 million offset by our net loss of $0.3 million.

Investing activities

The cash used in investing activities of $26.3 million during the 2015 period consisted of approximately $10.3 million for the purchase of the Hampton Inn –Des Moines, which included a deposit of $500,000 paid prior to the 2015 period, and approximately $16.0 million for the purchase of the Courtyard - Durham.

Financing activities

The net cash provided by financing activities of $28.4 million during the 2015 primarily consisted of $11.7 million in net proceeds from our Revolving Promissory Notes Payable – Affiliate and $20.3 million of offering proceeds offset by the payment of approximately $4.0 million of commissions and offering costs.

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

As of September 30, 2015 no shares have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The Des Moines Promissory Note bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of September 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance ($3.1 million outstanding as of September 30, 2015) due upon maturity (February 4, 2016). The Durham Promissory Note bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of September 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance ($8.9 million outstanding as of September 30, 2015) due upon maturity (May 15, 2016). We estimate that approximately $0.2 million in interest will be paid for the remainder of 2015 and approximately $0.2 million in 2016 through maturity. We currently intend to seek to refinance both the Des Moines Promissory Note and the Durham Promissory Note prior to their stated maturities.

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

The below table illustrates the items deducted from or added to net income/(loss) in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income/(loss)	$122,075	$(22,867)	$(308,506)	$(24,729)
FFO adjustments:
Depreciation and amortization of real estate assets	247,160	-	499,032	-
FFO	369,235	(22,867)	190,526	(24,729)
MFFO adjustments:

Acquisition and other transaction related costs expensed	44,918	-	554,489	-
MFFO	414,153	(22,867)	745,015	(24,729)
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$414,153	$(22,867)	$745,015	$(24,729)

Net income/(loss)	$122,075	$(22,867)	$(308,506)	$(24,729)
Less: net (income)/loss attributable to noncontrolling interests	(25)	4	48	4
Net incme/(loss) applicable to Company's common shares	$122,050	$(22,863)	$(308,458)	$(24,725)
Net income/(loss) per common share, basic and diluted	$0.06	$(1.14)	$(0.26)	$(1.24)

FFO	$369,235	$(22,867)	$190,526	$(24,729)
Less: FFO attributable to noncontrolling interests	(36)	4	(19)	4
FFO attributable to Company's common shares	$369,199	$(22,863)	$190,507	$(24,725)
FFO per common share, basic and diluted	$0.20	$(1.14)	$0.16	$(1.24)

MFFO - IPA recommended format	$414,153	$(22,867)	$745,015	$(24,729)
Less: MFFO attributable to noncontrolling interests	(40)	4	(113)	4
MFFO attributable to Company's common shares	$414,113	$(22,863)	$744,902	$(24,725)

Weighted average number of common shares outstanding, basic and diluted	1,887,861	20,000	1,194,195	20,000

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date September 30, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q3 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			August 14, 2015		May 14, 2015		January 14, 2015

Date distribution paid			August 15, 2015, September 15, 2015, & October 15, 2015		May 15, 2015, June 15, 2015, & July 15, 2015		March 15, 2015 & April 15, 2015

Distributions paid	$348,676		$167,976		$112,612		$68,088
Distributions reinvested	196,597		117,554		59,605		19,438
Total Distributions	$545,273		$285,530		$172,217		$87,526

Source of distributions:
Cash flows provided by operations	$348,676	64%	$167,976	59%	$112,615	65%	$-	-
Offering proceeds	-	0%	-	-	-	-	68,088	78%
Proceeds from issuance of common stock through DRIP	196,597	36%	117,554	41%	59,605	35%	19,438	22%
Total Sources	$545,273	100%	$285,530	100%	$172,220	100%	$87,526	100%

Cash flows provided by operations (GAAP basis)	$579,486		$400,038		$285,757		$(106,309)

Number of shares of common stock issued pursuant to the Company's DRIP
	20,694		12,374		6,274		2,046

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2015
FFO attributable to Company's common shares	$45,311
Distributions Paid	$287,262

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2015, we did not have any derivative agreements outstanding.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable (included in other assets) and accounts payable and accrued expenses approximated their fair values as of September 30, 2015 because of the short maturity of these instruments.

As of September 30, 2015, the estimated fair value of the Revolving Promissory Notes Payable – Affiliate approximated their carrying value ($12.0 million) because of their floating interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of September 30, 2015, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2015, there were no such material developments.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to purchase up to $15.0 million in subordinated profits interests in the Operating Partnership (the “Subordinated Participation Interests”) at a cost of $50,000 per unit. The Special Limited Partner’s obligation will continue until the earlier of (i) the Special Limited Partner’s purchase of an aggregate of $15.0 million of subordinated participation interests and (ii) our receipt of gross offering proceeds of $125.0 million. On July 31, 2015, the Special Limited Partner received 14 Subordinated Participation Interests in consideration of $700,000.  This consideration was then offset to amounts that were previously recorded by the Company as due to affiliate on the consolidated balance sheet. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

We have and expect to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from October 5, 2012 (date of inception) through September 30, 2015 in connection with the issuance and distribution of registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$1,920,188
Other expenses incurred and paid to non-affiliates	2,288,470
Total offering expenses incurred	$4,208,658

From our inception date through September 30, 2015, we have used the cumulative net offering proceeds received of approximately $22.9 million, after deducting offering costs incurred and paid of $4.2 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of financings	$15,225,282
Cash and cash equivalents, as adjusted	3,705,736
Other uses (primarily timing of payables)	(207,499)

Total uses	$18,723,519

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 13, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: November 13, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

