Form 10-K
period 2015-12-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2016-03-15
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2015

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

There is no established market for the Registrant’s common shares. As of June 30, 2015, the last business day of the most recently completed second quarter, there were 1.2 million shares of the registrant’s common stock held by non-affiliates of the registrant. As of March 4, 2016, there were approximately 4.9 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the availability of suitable acquisition opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates and foreign currency exchange rates, (v) increases in operating costs, (vi)  the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business and (vii) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-195292) of the Lightstone REIT III filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT III is a Maryland corporation, formed on October 5, 2012, which intends to elect to qualify and be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015. Through December 31, 2015, the Company has acquired two wholly-owned hotels and it will continue to seek to acquire additional hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

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

Offering and Structure

Our sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group, LLC (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,285 multifamily units, approximately 257,000 square feet of office space, 1.5 million square feet of industrial space, 25 hotels, and 3.3 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 21 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 383 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by our Sponsor. Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP III LLC, which has subordinated participation interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. Since inception, the Company had received gross proceeds of $39.6 million from the sale of 4.0 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor.)

The Company currently intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. If we have not sold all of the shares within two years, we may continue our Primary Offering for an additional year until July 15, 2017. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary offering and the DRIP. Additionally, the Offering may be terminated at any time.

Orchard Securities, LLC (“Orchard Securities”) is the Dealer Manager of the Company’s Offering. Orchard Securities has a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor.

As of December 31, 2015, the Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000, or $10.00 per share.

As of December 11, 2014, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of more than $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2015, cumulative gross offering proceeds of approximately $39.6 million were released to the Company. The Company invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2015 in the Operating Partnership’s common units.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in our Operating Partnership and has committed to make a significant equity investment in us of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of our Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in our Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. We expect to first publish an estimated NAV per Common Share on or prior to April 11, 2016. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon our liquidation.

On July 31, 2015, the Special Limited Partner purchased 14 Subordinated Participation Interests in consideration of $700,000, which was an offset to amounts that were recorded in due to related parties on our consolidated balance sheet. On January 12, 2016, the Special Limited Partner purchased an additional 26 Subordinated Participation Interests in consideration of a cash payment of $1.3 million.

Operations - Operating Partnership Activity

Our Operating Partnership commenced its operations on December 11, 2014. Since then we have and will continue to seek to primarily acquire and operate hospitality properties and to lesser extent, commercial and residential properties principally in North America through our Operating Partnership. Our commercial holdings will consist of full-service or select-service hotels, including extended-stay hotels and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. All such properties may be acquired and operated by us alone or jointly with another party. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The following summarizes our completed acquisitions through December 31, 2015:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

Related Parties

Our Advisor and Property Managers are each related parties of the Company. Each of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees and services for the investment and management of our assets. These entities have received and will receive fees during our offering, acquisition, operational and liquidation stages. The compensation levels during our offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties. We intend to use substantially all of the net proceeds from our Offering to acquire and operate a diversified portfolio of real estate investments.

Acquisition and Investment Policies

We primarily intend to acquire full-service or select-service hotels, including extended-stay hotels. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels will be associated.

Even though we intend primarily to acquire hotels, we may use a portion of the offering proceeds to purchase other types of real estate. We believe that at least 75% of the net proceeds raised in the Offering will be used to acquire hotels and the remaining portion of the net proceeds raised in the Offering will be used to acquire properties and real estate-related assets other than hotels. However, we may use more or less than 75% of the net proceeds raised in the Offering to acquire hotels and are not bound to that limit. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We expect to invest a significant portion of our funds in direct real estate investments and other equity interests, and the remainder of our funds in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. However, we are not prohibited from investing all our funds in debt interests.

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

We intend to purchase properties that have been constructed and have operating histories; additionally, we may acquire properties that are newly constructed, under development or construction or not yet developed. Properties may include multifamily properties purchased for conversion into condominiums or cooperatives, ground leases and properties intended to be converted from one use to another use. Additionally, subject to applicable REIT requirements, as a property reaches a market value that would provide what our advisor believes to be an attractive return to our investors given the then prevailing market conditions, we will consider disposing of the property and may do so for the purpose of distributing the net sale proceeds to our stockholders. We anticipate that such dispositions typically would occur during the period from three to six years after the termination of the Offering. However, subject to provisions of the Code relating to “prohibited transactions,” we may consider investing in properties with a different anticipated holding period in the event such properties provide an opportunity for an attractive overall return. For example, we may acquire properties in markets that are depressed or overbuilt with the anticipation that, within our anticipated holding period, the markets will recover and favorably impact the value of these properties. In addition, we may acquire interests in other entities with similar real property investments or investment strategies. We expect to make our investments in real estate assets located in the United States and its territories, with an initial focus on the Northeast, Southeast, Midwest and Southwest regions of the United States.

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

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of the Offering, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of the Offering) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not intend to exceed the leverage limit in our charter after we have fully invested the proceeds of the Offering, although we anticipate exceeding the leverage limit in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to qualify or continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We may fund distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the amount of distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On January 14, 2015, our Board of Directors authorized and we declared a distribution which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following our initial property acquisition) and subsequent distributions were declared on a monthly basis thereafter. The first distribution was paid on March 15, 2015 and subsequent distributions have been paid by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders have an option to elect the receipt of Common Shares in lieu of cash distributions under our DRIP.

Total distributions declared during the year ended December 31, 2015 were $1.0 million.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per common share, which is a discount to our Offering price of $10.00 per common share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2015, 9,965,675 shares remained available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program.

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

We engage in certain activities through taxable REIT subsidiaries ("TRSs"). When we purchase a hotel we establish a TRS and enters into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2015 and 2014, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify or maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries TRSs. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

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

Because we are organized as an UPREIT, we believe we are well positioned within the hospitality industry and any industries in which we may operate to offer existing property owners the opportunity to contribute their properties to us in tax-deferred transactions using our Operating Partnership units as transactional currency. As a result, we believe we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

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

Employees

We do not have employees. We entered into an advisory agreement with our advisor pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate-related investments, subject to oversight by our Board of Directors. We have and will continue to pay our Advisor fees for services related to the investment and management of our assets, and we have and will continue to reimburse our Advisor for certain expenses incurred on our behalf.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

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

We and our advisor have limited operating history, and our advisor has no experience investing in hotels. You should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated on October 5, 2012, and, as of the date of this filing, have made only two investments in real estate or real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by our sponsor may not be indicative of our future results.

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

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our Offering, will result in us having fewer funds available for the acquisition of real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.

Our cash flows used in operations were approximately $0.7 million for the year ended December 31, 2015. During the year ended December 31, 2015, we paid distributions of approximately $1.0 million, of which $0.6 million, or 60%, was funded from cash flows from operations and approximately $0.4 million, or 40%, was funded from proceeds from common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Our organizational documents permit us to make distributions from any source, including from the proceeds of the Offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets.

We expect that future distributions will be paid from our cash flow from operations following the acquisition of additional real estate-related investments, but there can be no assurance we will be able to generate sufficient cash flow from operations to do so. We may continue in the future to pay distributions from sources other than from our cash flows from operations, including the net proceeds from our Offering. If we are unable to acquire additional real estate-related investments, it may result in a lower return on an investment in our shares. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our Offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from Offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Funding distributions from the proceeds of our Offering results in us having less funds available for acquiring properties or other real estate-related investments. As a result, the return realized on an investment in our shares may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of the Offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on our stockholders’ investment

To the extent offering proceeds are used to pay fees to our advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors also may realize a lower rate of return than investors who invest earlier in our offering.

Our advisor and its affiliates provide services for us in connection with, among other things, the selection, financing and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. We may use Offering proceeds to pay a portion of these fees.

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

We intend to disclose an estimated NAV per Common Share prior to the conclusion of the Offering, and such estimated NAV per share may be lower than the purchase price you pay for Common Shares in the Offering. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our Company.

Recent amendments to rules promulgated by the FINRA require us to disclose an estimated NAV per share of our Common Shares no later than May 10, 2017, which is 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we intend to provide an estimated NAV per share earlier than required by FINRA. If we provide an estimated NAV per share prior to the conclusion of the Offering, as we expect to do, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the DRIP, to reflect the estimated NAV per share.

The price at which you purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the purchase price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our Company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organizational and offering expense reimbursements and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.”

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

Our sponsor’s other public programs, Lightstone I, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), Lightstone Real Estate Income Trust Inc. (“Lightstone IV”) and Hamilton National Income Trust, Inc. (“HNIT” and collectively, “Sponsor’s Other Public Programs”), may be engaged in competitive activities, including the ownership of hotels in our target markets.

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

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we may enter into with affiliates of our sponsor or advisor or with other programs sponsored by our sponsor or advisor, which could result in a disproportionate benefit to affiliates of our sponsor or advisor or to another program.

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

David Lichtenstein, the majority owner of Lightstone, directly or indirectly owns our advisor and our property managers. The operations of our advisor and our property managers rely substantially on Mr. Lichtenstein and on Lightstone. Lightstone and its majority owner are dependent on fee income from their other sponsored real estate programs. The current real estate market disruptions could adversely affect the amount of such fee income. If Lightstone or its majority owner become unable to meet their obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

Because title insurance services may be provided by a related party, our advisor may face a conflict of interest when considering the terms of title insurance policies that it may purchase.

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

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 250.0 million shares of capital stock, of which 200.0 million shares are classified as Common Shares and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock, or the number of authorized shares of any class or series of stock designated, and may classify or reclassify any unissued shares into one or more classes or series without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us if we: (a) sell Common Shares in the Offering or sell additional Common Shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into Common Shares; or (c) issue Common Shares to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the operating partnership agreement for our operating partnership contains provisions that allow, under certain circumstances, other entities, including other Lightstone-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our operating partnership. Because the limited partnership interests in our operating partnership may be exchanged for Common Shares, any merger, exchange or conversion of our operating partnership and another entity ultimately could result in the issuance of a substantial number of Common Shares, thereby diluting the percentage ownership interest of other stockholders.

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

We could remain an ‘‘emerging growth company’’ for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Shares held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) and (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board, or the PCAOB, after April 5, 2012 ( unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of some of the JOBS Act exemptions that are applicable to us. If we do avail ourselves of any of such exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

We disclose funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures, in communications with investors, including documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use internally and disclose to investors FFO and MFFO, which are non-GAAP financial measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, Inc., or NAREIT, a trade group. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA, another trade group. However, our computation of FFO and MFFO may not be comparable to that of other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Payment of fees to our advisor and its affiliates reduces cash available for investment and payment of distributions.

Our advisor and its affiliates perform services for us in connection with, among other things, the selection, financing and acquisition of our investments, the construction, development, management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders.

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

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

To qualify as a REIT, we must satisfy two gross income tests under which specified percentages of our gross income must be derived from certain sources, such as ‘‘rents from real property.’’ In order for such rent to qualify as ‘‘rents from real property’’ for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

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

In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of ‘‘qualified lodging facilities’’ on an after-tax basis through leases of such properties to our TRSs. A ‘‘qualified lodging facility’’ is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a ‘‘related party tenant’’ of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A TRS that leases lodging facilities from us will not be treated as a ‘‘related party tenant’’ with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an ‘‘eligible independent contractor.’’

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

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the gross income tests or asset test we may be disqualified as a REIT.

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or our Common Shares (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.

Accordingly, U.S. Stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. Stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell our Common Shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Shares.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year	Average Daily Rate For the Year Ended
	Location	Year Built	Available Rooms	December 31, 2015	Ended December 31, 2015	December 31, 2015

Hampton Inn – Des Moines	Des Moines, Iowa	1987	39,720	74%	$88.16	$119.82
(Acquired February 4, 2015)						.

Courtyard - Durham	Durham, North Carolina	1996	33,726	75%	$73.32	$97.44
(Acquired May 15, 2015)

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 4, 2016, we had approximately 5.2 million shares of common stock outstanding, held by a total of 1,515 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares of common stock at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Share Repurchase Program

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares of common stock back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares of common stock for at least one year prior to offering the shares of common stock for sale to us through the share repurchase program. Subject to certain limitations, we will also redeem shares of common stock upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us are as follows:

•	in the case of the death of a stockholder: (a) before we have first disclosed a net estimated value (“NAV”) per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an NAV per Common Share, our NAV per Common Share;

•	the below percentages, except for in the case of the death of a stockholder: (a) before we have first disclosed an NAV per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an NAV per Common Share, our estimated value per Common Share:

•	92.5% for stockholders who have continuously held their Common Shares for at least one year;

•	95% for stockholders who have continuously held their Common Shares for at least two years;

•	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

•	100% for stockholders who have continuously held their Common Shares for at least four years.

Pursuant to the terms of our share repurchase program, we will make repurchases, if requested, at least once quarterly provided repurchases do not impair our capital or operations, as discussed further below. Each stockholder whose repurchase request is granted will receive the repurchase amount 30 days after the fiscal quarter in which we grant his, her or its repurchase request. Subject to certain limitations, we will also repurchase Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of Common Shares repurchased pursuant to our share repurchase program as follows: during any 12-month period, we will not repurchase in excess of 5.0% of the weighted average number of Common Shares outstanding during the prior calendar year; provided, however, that Common Shares repurchased in the case of the death of a stockholder will not count against this 5.0% limit.

Our Board of Directors, in its sole discretion, may choose at any time to terminate our share repurchase program, or reduce or increase the number of Common Shares purchased under the program, if it determines that the funds allocated to our share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate, reduce or increase our share repurchase program will require the affirmative vote of our independent directors. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, the estimated value of the shares of our common stock shall be deemed to be $10.00 per share as of December 31, 2015, based on the most recent public offering price in our Offering.

Distributions

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify or qualify for REIT status, we may be required to make distributions in excess of cash available.

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

Distributions Declared by our Board of Directors and Source of Distributions

On January 14, 2015, our Board of Directors  authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The first distribution began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following our initial property acquisition) and subsequent distributions were declared on a monthly basis thereafter. The first distribution was paid on March 15, 2015 and subsequent distributions have been paid by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders have an option to elect the receipt of Common Shares in lieu of cash distributions under our DRIP.

Total distributions declared during the year ended December 31, 2015 were $1.0 million.

	Year Ended December 31, 2015		Three Months Ended December 31, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q4 2015	Percentage of Distributions	Q3 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			November 14, 2015		August 14, 2015		May 14, 2015		January 14, 2015

Date distribution paid			November 15, 2015, December 15, 2015, and January 15, 2016		August 15, 2015, September 15, 2015, and October 15, 2015		May 15, 2015, June 15, 2015, and July 15, 2015		March 15, 2015 and April 15, 2015

Distributions paid	$598,419		$249,743		$167,976		$112,612		$68,088
Distributions reinvested	$416,169		219,572		117,554		59,605		19,438
Total Distributions	$1,014,588		$469,315		$285,530		$172,217		$87,526

Source of distributions:
Cash flows provided by operations	$598,419	59%	$118,431	25%	$167,976	59%	$112,612	65%	$-	0%
Offering proceeds	$-	0%	131,312	28%	-	0%	-	0%	68,088	78%
Proceeds from issuance of common stock through DRIP	$416,169	41%	219,572	47%	117,554	41%	59,605	35%	19,438	22%
Total Sources	$1,014,588	100%	$469,315	100%	$285,530	100%	$172,217	100%	$87,526	100%

Cash flows provided by/(used in) operations (GAAP basis)	$697,917		$118,431		$400,038		$285,757		$(106,309)

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	43,807		23,113		12,374		6,274		2,046

Recent Sales of Unregistered Securities

The description of the sale of Subordinated Participations Interests set forth under “- Use of Public Offering Proceeds” is incorporated herein by reference. The Subordinated Participation Interests were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. Since inception, we had received gross proceeds of $39.6 million from the sale of 4.0 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor.)

We currently intend to sell shares of our common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. If we have not sold all of the shares within two years, we may continue our Primary Offering for an additional year until July 15, 2017. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

As of December 31, 2015, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2014 for $200,000 or $10.00 per share.

As of December 11, 2014, we had reached the minimum offering under our Offering by receiving subscriptions of our common shares, representing gross offering proceeds of more than $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and our Operating Partnership commenced operations. Through December 31, 2015, cumulative gross offering proceeds of approximately $39.6 million have been released to us. We invested the proceeds received from the Offering and our Advisor in our Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2015 in the Operating Partnership’s common units.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner our Operating Partnership and has committed to make a significant equity investment in us of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of our Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in our Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. We expect to first publish an estimated NAV per Common Share on or prior to April 11, 2016. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon our liquidation.

On July 31, 2015, the Special Limited Partner purchased 14 Subordinated Participation Interests in consideration of $700,000, which was an offset to amounts that were recorded in due to related parties on our consolidated balance sheet. On January 12, 2016, the Special Limited Partner purchased an additional 26 Subordinated Participation Interests in consideration of a cash payment of $1.3 million.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs of our Primary Offering.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Selling commissions and dealer manager fees	$3,421
Other offering costs	4,011
Total offering expenses incurred from inception through December 31, 2015	$7,432

Cumulatively through December 31, 2015, we have used the net offering proceeds of $32.2 million, after deduction of offering expenses paid since inception of $7.4 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of mortgage financings	$26,332
Cash and cash equivalents	6,047
Funding of restricted escrows	1,000
Other uses (primarily timing of payables)	(1,228)

Total uses	$32,151

As of March 4, 2016, we have sold 5.2 million shares of common stock at an aggregate of price of $50.9 million, this includes, 54,983 shares of common stock at an aggregate price of $0.5 million under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
	2015	2014	2013

Operating Data:
Revenues	$6,203,341	$-	$-

Net loss	$(340,230)	$(143,947)	$(1,274)
Less: net loss attributable to noncontrolling interests	44	25	-

Net loss applicable to Company's common shares	$(340,186)	$(143,922)	$(1,274)

Basic and diluted loss per Company's common shares	$(0.20)	$(4.16)	$(0.06)

Dividends declared on Company's common shares	$1,014,588	$-	$-
Weighted average common shares outstanding-basic and diluted	1,675,534	34,605	20,000
Balance Sheet Data:
Total assets	$35,667,227	$2,420,104	$198,726
Revolving promissory notes payable – affiliate	$2,055,281	$-	$-
Company's Stockholders' Equity	$30,277,404	$313,551	$198,726

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$406,227	$(143,922)	$(1,274)

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of December 31, 2015, we had received gross proceeds of $39.6 million from the sale of 4.0 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein (“Lichtenstein”) our sponsor, who does business through The Lightstone Group, LLC (the “Sponsor”) and majority owns the limited liability company of that name.

Capital required for the purchase of real estate and real estate related investments is expected to be obtained from the public offering of shares of our common stock, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments.

Even though we intend primarily to acquire hotels, we may use a portion of the offering proceeds to purchase other types of real estate. We believe that at least 75% of the net proceeds raised in the Offering will be used to acquire hotels and the remaining portion of the net proceeds raised in the Offering will be used to acquire properties and real estate-related assets other than hotels. However, we may use more or less than 75% of the net proceeds raised in the Offering to acquire hotels and are not bound to that limit. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We expect to invest a significant portion of our funds in direct real estate investments and other equity interests, and the remainder of our funds in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. However, we are not prohibited from investing all our funds in debt interests.

As of December 31, 2015, we had received aggregate gross proceeds of approximately $39.6 million from the sale of 4.0 million shares of our common stock in our Offering. We currently intend to sell shares of our common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

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

The following summarizes our completed acquisitions and investments from our inception through December 31, 2015:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

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

Investments in Real Estate

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which is approximately 39 years for buildings and improvements, 5 to 10 years for furniture and fixtures.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property.

We make subjective assessments as to whether there are impairments in the values of our investments in real estate. We will evaluate our ability to collect both interest and principal related to any real estate related investments in which we invest. If circumstances indicate that such investment is impaired, we reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

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

Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities, assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, we evaluate the existence of goodwill or a gain from a bargain purchase and will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized within twelve months of the acquisition date.

Revenue Recognition and Valuation of Related Receivables

Our revenue is comprised primarily of revenue from the operations of hotels as well as other commercial properties. Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Other commercial property revenue will be comprised largely of rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we record an increase in our allowance for doubtful accounts or will record a direct write-off of the specific rent receivable, which will have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decrease our total assets and stockholders’ equity.

In addition, we defer the recognition of contingent rental income, such as percentage rents, until the specific target which triggers the contingent rental income is achieved. Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred.

Accounting for Organization and Other Offering Costs

We record selling commissions and dealer manager fees paid to our dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs and professional fees as reduction against additional paid-in capital. Any organization costs are expensed to general and administrative costs.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in our Operating Partnership and has committed to make a significant equity investment in us of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of our Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in our Operating Partnership (the Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus the then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. We expect to first publish an estimated NAV per Common Share on or prior to April 11, 2016. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

On July 31, 2015, the Special Limited Partner purchased 14 Subordinated Participation Interests in consideration of $700,000, which was an offset to amounts that were recorded in due to related parties on the consolidated balance sheet. On January 12, 2016, the Special Limited Partner purchased an additional 26 Subordinated Participation Interests in consideration of a cash payment of $1.3 million.

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

We engage in certain activities through taxable REIT subsidiaries TRSs. When we purchase a hotel we establish a TRS and enter into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2015 and 2014, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify or maintain our qualification as a REIT, we engage in certain activities through TRSs. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

We did not own any investment properties and had no historical operating cash flows from October 5, 2012 (date of inception) through December 31, 2014. On February 4, 2015, we acquired our first investment property, the Hampton Inn – Des Moines and on May 15, 2015, we subsequently acquired an additional investment property, the Courtyard – Durham. As a result, we had two investment properties as of December 31, 2015. The operating results of these investment properties are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

Our primary financial measure for evaluating the operating performance of our investment properties is net operating income (“NOI”). NOI represents revenues less property operating expenses, real estate taxes, and general and administrative expenses. We believe that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of our properties.

Comparison of the year ended December 31, 2015 vs. December 31, 2014

Consolidated

We had no investment properties prior to 2015. Our revenue, property operating expenses, real estate taxes, and depreciation and amortization for the year ended December 31, 2015 are attributable to the operations of the two hotels we acquired during 2015.

General and administrative expense

General and administrative expense increased by $802,280 to $946,228 during the year ended December 31, 2015 compared to $143,947 for the same period in 2014. The increase reflects (i) acquisition fees and acquisition-related costs attributable to our purchase of two hotels during 2015 and (ii) higher accounting and corporate filing fees in the 2015 period.

 Interest expense

Interest expense was $904,302 during the year ended December 31, 2015, which was attributable to the financings completed in connection with our purchase of two hotels during 2015. We did not have any borrowings or interest expense during the year ended December 31, 2014.

Other expense, net

Other expense, net was $9,306 during the year ended December 31, 2015 and was primarily comprised of state and federal income taxes. We did not have any other expense, net during the year ended December 31, 2014.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2015, our primary source of funds were (i) $36.2 million of proceeds from our sale of shares of common stock under our Offering and (ii) $20.2 million of proceeds drawn under two revolving promissory notes payable in connection with the acquisitions of our two hotels. The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the proceeds related to our Offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

We have and intend to continue to utilize leverage either in connection with acquiring our properties or subsequent to their acquisition. The number of different properties we acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from our borrowings and (iv) proceeds from our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

 As of December 31, 2015, we had a $10.0 million revolving promissory note (the “Des Moines Promissory Note”) that had no outstanding balance, which subsequently expired in February 2016, and a $13.0 million revolving promissory note with an outstanding balance of $2.1 million and remaining availability of $10.1 million which is scheduled to expire in May 2016 (the “Durham Promissory Note” and collectively, the “Revolving Promissory Notes Payable – Related Party”). We currently intend to repay the Durham Promissory Note in full prior to its stated maturity. The Revolving Promissory Notes – Related Party were provided by the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2015, our total borrowings were $2.1 million which represented 6% of our net assets.

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

	For the Years Ended December 31,
	2015	2014

Selling commissions and dealer manager fees	$3,377,887	$42,821
Other offering costs	$1,870,078	$2,141,337

Since commencement of our Offering through December 31, 2015, we have incurred an aggregate of $3.4 million in selling commissions and dealer manager fees and an aggregate of $4.0 million of other offering costs in connection with the public offering of shares of our common stock. Our Advisor has and we expect will continue to advance organization and offering costs to the extent that we do not have the funds available to pay such expenses, although our Advisor is under no obligation to continue to advance such expenses. During the years ended December 31, 2015 and 2014 our Advisor paid on our behalf approximately $0.3 million and $1.8 million, respectively, of organization and other offering costs. During the year ended December 31, 2015, we reimbursed our Advisor approximately $1.1 million of such organization and other offering costs. As of December 31, 2015, the remaining related liability of approximately $1.2 million for such organization and offering costs is included in due to related parties in the consolidated balance sheets.

For the year ended December 31, 2015, we paid the Advisor acquisition fees of $0.3 million.

We expect that organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2.0% of our gross offering proceeds. In no event will organization and offering expenses exceed 15.0% of our gross offering proceeds. However, during the initial stage of our Offering, our organization and offering expenses may temporarily exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering are incurred prior to the sale of shares of our common stock.

During the acquisition and development stage, payments may include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we pay our Property Managers and/or other third party property managers a property management fee and our Advisor an asset management fee or asset management participation or construction management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Upon liquidation of assets, we may pay our advisor or its affiliates a real estate disposition commission. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

Other Related Party Transactions

From time to time, we may purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the year ended December 31, 2015, we paid approximately $21,000 to the title insurance agent and during the year ended December 31, 2014, we did not incur any fees with this title insurance agent.

For the year ended December 31, 2015, we paid the Advisor acquisition fees of $0.3 million

During the year ended December 31, 2015, we paid $0.4 million to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

During the year ended December 31, 2015, we paid origination fees of $0.2 million and interest of $0.7 million to Lightstone II in connection with the Revolving Promissory Notes Payable – Related Party.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash flows provided by/(used in) operating activities	$697,917	$(216,608)
Cash flows used in investing activities	(28,211,839)	(500,000)
Cash flows provided by financing activities	32,523,297	2,255,908
Net change in cash and cash equivalents	5,009,375	1,539,300
Cash and cash equivalents, beginning of the year	1,738,026	198,726
Cash and cash equivalents, end of the year	$6,747,401	$1,738,026

Our principal sources of cash flow were derived from proceeds received from our Offering, proceeds received under our Revolving Promissory Notes Payable – Related Party and operating cash flows provided by our two hotels. In the future, we expect to acquire additional properties which we expect to provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our Offering. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities and financings.

Operating activities

The net cash provided by operating activities of $0.7 million during the 2015 period consisted of our net loss of $0.3 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $0.9 million and net changes in operating assets and liabilities of $0.1 million.

Investing activities

The cash used in investing activities of $28.2 million during the 2015 period consisted of $10.3 million for the purchase of the Hampton Inn –Des Moines, which included an escrow deposit of $0.5 million funded in 2014, $16.0 million for the purchase of the Courtyard – Durham and a refundable escrow deposit of $1.0 million.

Financing activities

The net cash provided by financing activities of $32.5 million during the 2015 period primarily consisted of $36.2 million of offering proceeds and $2.1 million in net proceeds from our Revolving Promissory Notes Payable – Related Party partially offset by the payment of approximately $5.0 million of commissions and offering costs and cash distributions of $0.5 million to our common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per share, which is a discount to our Offering price of $10.00 per share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2015, 9,965,675 shares remained available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Funds from Operations and Modified Funds from Operations

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association ("IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude the following items:

•	acquisition fees and expenses; non-cash amounts related to straight-line rent and the amortization of above- or below-market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under GAAP to a cash basis of accounting);

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments;

•	realized gains (losses) from the early extinguishment of debt;

•	realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•	unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of a loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business.

We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates

The below table illustrates the items deducted from or added to net loss in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Year Ended December 31,
	2015	2014
Net loss	$(340,230)	$(143,947)
FFO adjustments:
Depreciation and amortization of real estate assets	746,492	-
FFO	406,262	(143,947)
MFFO adjustments:

Acquisition and other transaction related costs expensed	597,327	29,223
MFFO	1,003,589	(114,724)
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$1,003,589	$(114,724)

Net loss	$(340,230)	$(143,947)
Less: net loss attributable to noncontrolling interests	44	25
Net loss applicable to Company's common shares	$(340,186)	$(143,922)
Net loss per common share, basic and diluted	$(0.20)	$(4.16)

FFO	$406,262	$(143,947)
Less: FFO attributable to noncontrolling interests	(35)	25
FFO attributable to Company's common shares	$406,227	$(143,922)
FFO per common share, basic and diluted	$0.24	$(4.16)

MFFO - IPA recommended format	$1,003,589	$(114,724)
Less: MFFO attributable to noncontrolling interests	(131)	5
MFFO attributable to Company's common shares	$1,003,458	$(114,719)

Weighted average number of common shares outstanding, basic and diluted	1,675,534	34,605

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2015
FFO attributable to Company's common shares	$261,031
Cumulative distributions declared	$1,014,588

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 11 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2016 through March 15, 2016.

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2015, we did not have any derivative agreements outstanding. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable (included in other assets) and accounts payable and other accrued expenses approximated their fair values as of December 31, 2015 because of the short maturity of these instruments.

As of December 31, 2015, the estimated fair value of the Revolving Promissory Notes Payable – Related Party approximated its carrying value ($2.1 million) because of its floating interest rate.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of December 31, 2015, we had no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries

(a Maryland corporation)

Schedules not filed:

All schedules other than the one listed in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 15, 2016

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets

Investment property:
Land and improvements	$2,205,864	$-
Building and improvements	22,258,087	-
Furniture and fixtures	2,501,282	-
Construction in progress	1,175,110	-
Gross investment property	28,140,343	-
Less accumulated depreciation	(731,289)	-
Net investment property	27,409,054	-

Cash	6,747,401	1,738,026
Deposits	1,000,000	500,000
Prepaid expenses and other assets	510,772	182,078
Total Assets	$35,667,227	$2,420,104

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$1,285,160	$169,608
Revolving promissory notes payable - related party	2,055,281	-
Due to related parties	1,159,314	1,934,970
Distributions payable	188,253	-
Total liabilities	4,688,008	2,104,578

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 4,009,656 and 286,674 shares issued and outstanding, respectively	40,097	2,867
Additional paid-in-capital	32,081,648	455,880
Subscription receivable	(344,371)	-
Accumulated deficit	(1,499,970)	(145,196)
Total Company stockholders' equity	30,277,404	313,551

Noncontrolling interests	701,815	1,975
Total Stockholders' Equity	30,979,219	315,526
Total Liabilities and Stockholders' Equity	$35,667,227	$2,420,104

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Revenues	$6,203,341	$-

Expenses:
Property operating expenses	3,685,843	-
Real estate taxes	251,400	-
General and administrative costs	946,228	143,947
Depreciation and amortization	746,492	-

Total operating expenses	5,629,963	143,947

Operating income/(loss)	573,378	(143,947)

Interest expense	(904,302)	-
Other expense, net	(9,306)	-

Net loss	(340,230)	(143,947)

Less: net loss attributable to noncontrolling interests	44	25

Net loss applicable to Company's common shares	$(340,186)	$(143,922)

Net loss per Company's common shares, basic and diluted	$(0.20)	$(4.16)

Weighted average number of common shares outstanding, basic and diluted	1,675,534	34,605

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Shares		Paid-In	Subscription		Total Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2013	20,000	$200	$199,800	$-	$(1,274)	$-	$198,726

Net loss	-	-	-	-	(143,922)	(25)	(143,947)
Proceeds from offering	266,674	2,667	2,440,238	-	-	-	2,442,905
Selling commissions and dealer manager fees	-	-	(42,821)	-	-	-	(42,821)
Other offering costs	-	-	(2,141,337)	-	-	-	(2,141,337)
Proceeds from noncontrolling interests	-	-	-	-	-	2,000	2,000
BALANCE, December 31, 2014	286,674	$2,867	$455,880	$-	$(145,196)	$1,975	$315,526

Net loss	-	-	-	-	(340,186)	(44)	(340,230)
Distributions declared	-	-	-	-	(1,014,588)	-	(1,014,588)
Distributions paid to noncontrolling interests	-	-	-	-	-	(116)	(116)
Contributions from noncontrolling interests	-	-	-	-	-	700,000	700,000
Proceeds from offering	3,688,657	36,887	36,547,987	(344,371)	-	-	36,240,503
Selling commissions and dealer manager fees	-	-	(3,377,887)	-	-	-	(3,377,887)
Other offering costs	-	-	(1,870,078)	-	-	-	(1,870,078)
Shares issued from distribution reinvestment program	34,325	343	325,746	-	-	-	326,089
BALANCE, December 31, 2015	4,009,656	$40,097	$32,081,648	$(344,371)	$(1,499,970)	$701,815	$30,979,219

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(340,230)	$(143,947)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	746,492	-
Amortization of deferred financing costs	178,333	-
Other non-cash adjustments	13,029	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(175,260)	(150,001)
Increase in accounts payable and other accrued expenses	271,992	34,288
Increase in due to related parties	3,561	43,052
Net cash provided by/(used in) operating activities	697,917	(216,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(27,211,839)	-
Refundable escrow deposits	(1,000,000)	(500,000)
Cash used in investing activities	(28,211,839)	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory notes payable - related party	20,200,000	-
Payments on revolving promissory notes payable - related party	(18,144,719)	-
Payment of loan fees and expenses	(230,000)	-
Proceeds from issuance of common stock	36,240,503	2,442,905
Payment of commissions and offering costs	(5,042,125)	(188,997)
Proceeds from noncontrolling interests	-	2,000
Distributions to noncontrolling interests	(116)	-
Distributions to common stockholders	(500,246)
Net cash provided by financing activities	32,523,297	2,255,908

Net change in cash	5,009,375	1,539,300
Cash, beginning of year	1,738,026	198,726
Cash, end of year	$6,747,401	$1,738,026

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$719,741	$-
Distributions declared, but not paid	$188,253	$-
Commissions and other offering costs accrued but not paid	$420,377	$1,995,161
Subscription receivable	$344,371	$-
Value of shares issued from distribution reinvestment program	$326,089	$-
Application of deposit to acquisition of investment property	$500,000	$-
Contribution of non-controlling interest received as offset to due to affiliate	$700,000	$-
Investment property acquired but not paid	$296,040	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

1. Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated on October 5, 2012, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. Through December 31, 2015, the Company has acquired two wholly-owned hotels and it will continue to seek to acquire additional hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

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

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 100 properties containing approximately 10,285 multifamily units, approximately 257,000 square feet of office space, 1.5 million square feet of industrial space, 25 hotels and 3.3 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 21 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 383 staff and professionals.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by our Sponsor. Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP III LLC, which has subordinated participation interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

Orchard Securities, LLC (the ‘‘Dealer Manager’’), a broker-dealer registered with FINRA, serves as the dealer manager of the Company’s public offering. The Dealer Manager also has opened an OSJ (“Office of Supervisory Jurisdiction”) that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor.

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

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30.0 million shares of our common stock, par value $0.01 per share (which may be referred to herein as “shares of common stock” or as “Common Shares”) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10.0 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014 and we began offering our shares of our common stock for sale to the public.

As of December 31, 2015, we had received aggregate gross proceeds of approximately $39.6 million from the sale of 4.0 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor) in our Offering. We currently intend to sell shares of our common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2016, two years from the date the Offering was declared effective by the SEC. We reserves the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

As of December 31, 2015, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000 or $10.00 per share.

As of December 11, 2014, we had reached the minimum offering under our Offering by receiving subscriptions of our common shares, representing gross offering proceeds of approximately $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and our Operating Partnership commenced operations. Through December 31, 2015, cumulative gross offering proceeds of approximately $39.6 million were released to us.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares of common stock at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Noncontrolling Interest – Partners of Operating Partnership

Partners of Operating Partnership

On July 16, 2014, our Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

Lightstone REIT III invested the proceeds received from the Offering and its Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2015 and 2014 in the Operating Partnership’s common units.

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in our Operating Partnership and has committed to make a significant equity investment in us of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of our Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in our Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. We expect to first publish an estimated NAV per Common Share on or prior to April 11, 2016. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon our liquidation.

On July 31, 2015, the Special Limited Partner purchased 14 Subordinated Participation Interests in consideration of $700,000, which was an offset to amounts that were recorded in due to related parties on the Company’s consolidated balance sheet. On January 12, 2016, the Special Limited Partner purchased an additional 26 Subordinated Participation Interests in consideration of a cash payment of $1.3 million.

Related Parties

Our Advisor, our Property Managers and the Special Limited Partner are each related parties of the Company. Each of these entities has received or will receive compensation for services related to the Offering and will continue to receive compensation and services for the investment, management and disposition of our assets. These entities will receive compensation during the offering, acquisition, operational and liquidation stages. See Note 7 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2015, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, and the collectability of trade accounts receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary will be accounted for using the equity method. Investments in other real estate entities where the Company has virtually no influence will be accounted for using the cost method.

Revenue

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Investments in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred and recorded in general and administrative costs in the consolidated statements of operation. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

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

Depreciation and Amortization

Depreciation expense for real estate assets will be computed based on the straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

Deferred Costs

Deferred costs consist of deferred financing costs.

The Company will capitalize initial direct costs associated with financing activities. The costs will be capitalized upon the execution of the loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan.

Investments in Unconsolidated Entities

The Company will evaluate its investments in other entities for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (‘‘VIE’’) exists will all be considered in determining if the investment qualifies for consolidation.

Income Taxes

As of December 31, 2015 and 2014, the Company was subject to federal income taxes as a regular (subchapter C) corporation. The Company intends to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"). When the Company purchases a hotel it establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2015 and 2014, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Organization and Offering Costs

Organization costs are expenses as incurred. Offering costs include all the expenses incurred in connection with the Offering. Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor on behalf of the Company.

These costs include all costs and expenses paid by the Company in connection with its formation and the offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with oversight of such offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

The Advisor has and is expected to continue to advance the organization and offering costs to the extent that the Company does not have the funds to pay such expenses, although the Advisor is under no obligation to advance such expenses in the future. Organization and offering expenses paid by the Advisor prior to December 11, 2014 (date of breaking escrow) were not initially recorded as liabilities to the Company. Subsequent to December 11, 2014 (date of breaking escrow), the Company recorded any offering costs incurred from its inception to stockholders’ equity as a reduction to additional paid in capital (“APIC”) as well as any organization costs incurred from its inception as a general and administrative cost and a liability due to the Advisor for any costs paid on its behalf by the Advisor. The Company recorded an adjustment to APIC in the amount of $2.0 million on December 11, 2014 (date of breaking escrow) representing the liability due to the Advisor for these offering costs. For the years ended December 31, 2015 and 2014, approximately $1.9 million and $2.1 million, respectively, have been incurred for organization and offering expenses. As of December 31, 2015, the Company has recorded approximately $4.0 million of these offering expenses against APIC, which represent costs incurred from commencement of its Offering. The related liability for any of these organization and offering costs is included in due to related parties in the consolidated balance sheets.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted income per share takes into account the effect of any dilutive instruments but uses the average share price for the period in determining the number of incremental shares, if any, that are to be added to the weighted-average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the periods presented.

Financial Instruments

The carrying amounts of cash, accounts receivable (included in other assets) and accounts payable and other accrued expenses approximate their fair values because of the short maturity of these instruments.

As of December 31, 2015, the estimated fair value of the Durham Promissory Note approximated its carrying value ($2.1 million) because of its floating interest rate.

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

The Des Moines Promissory Note was entered into on February 4, 2015, had a term of one year, bore interest at a floating rate of three-month Libor plus 6.0% (6.4% as of December 31, 2015) and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $100,000 to Lightstone II in connection with the Des Moines Promissory Note and pledged its ownership interest in the Hampton Inn – Des Moines as collateral. As a result of subsequent pay downs, there was no outstanding principal balance and the remaining availability under the Des Moines Promissory Note was $10.0 million as of December 31, 2015.

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

The Durham Promissory Note was entered into on May 15, 2015, has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.4% as of December 31, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $130,000 to Lightstone II in connection with the Durham Promissory Note and pledged its ownership interest in the Courtyard – Durham as collateral. As a result of subsequent pay downs aggregating $9.9 million, the outstanding principal balance and remaining availability under the Durham Promissory Note were $2.1 million and $10.9 million, respectively, as of December 31, 2015. The Durham Promissory Note is included in revolving promissory notes payable – related party on our consolidated balance sheet.

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

For the Year Ended December 31, 2015

Rental revenue	$6,203,341
Net income	$4,244

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

	For the Years Ended December 31,
	2015	2014
Pro forma rental revenue	$8,218,045	$7,515,852
Pro forma net (loss)/income (1)	$(119,079)	$661,859

Pro forma net (loss)/income per Company's common share, basic and diluted (1)	$0.07	$19.13

(1)	Includes acquisition fees and acquisition-related expenses aggregating $597,327 during the year ended December 31, 2015, in connection with the acquisitions of the Hampton Inn-Des Moines and the Courtyard-Durham.

4. Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against APIC as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2015	2014

Selling commissions and dealer manager fees	$3,377,887	$42,821
Other offering costs	$1,870,078	$2,141,337

Since commencement of its Offering through December 31, 2015, the Company has incurred $3.4 million in selling commissions and dealer manager fees and $4.0 million of other offering costs in connection with the public offering of shares of its common stock. The Advisor has and is expected to continue to advance the organization and offering costs to the extent that the Company does not have the funds to pay such expenses, although the Advisor is under no obligation to advance such expenses in the future. During the years ended December 31, 2015 and 2014 the Advisor paid $0.3 million and $1.8 million of organization and other offering costs on our behalf. During the year ended December 31, 2015, we reimbursed our Advisor $1.1 million for organization and other offering costs. The related liability of approximately $1.2 million for these organization and offering costs is included in due to related parties in the consolidated balance sheets.

5. Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets), accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments.

As of December 31, 2015, the estimated fair value of the Durham Promissory Note approximated its carrying value because of its floating interest rates.

6. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2015 and December 31, 2014, the Company had no outstanding shares of preferred stock.

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

Stock Incentive Plan

On June 9, 2015 our Board of Directors approved the termination of our stock incentive plan. No awards were granted under the plan prior to its termination.

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

On January 14, 2015, the Board of Directors of the Company authorized and the Company declared a distribution rate calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and which equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The Company’s first distribution began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following the Company’s initial property acquisition) and subsequent distributions were declared on a monthly basis thereafter. The first distribution was payable on March 15, 2015 and subsequent distributions were paid by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders have an option to elect the receipt of Common Shares in lieu of cash distributions under our DRIP.

Total distributions declared during the year ended December 31, 2015 were $1.0 million.

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

7. Related Party and Other Transactions

The Company has agreements with the Dealer Manager, the Advisor, the Property Managers and the Special Limited Partner to pay certain fees and liquidation distributions, as follows, in exchange for services performed by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company may pay to the Dealer Manager, the Advisor, the Property Managers and the Special Limited Partner or their affiliates, including amounts to reimburse their costs in providing services. The Special Limited Partner has committed to contribute to the Operating Partnership cash or interests in real property in exchange for subordinated participation interests in the Operating Partnership that may entitle the Special Limited Partner to the subordinated distribution described in the table below.

Organization and Offering Stage

Fees	Amount
Selling Commissions	The Dealer Manager receives selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. The Dealer Manager reallows all selling commissions to the participating broker-dealer or registered representative of the dealer manager who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30.0 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer or registered representative of the Dealer Manager who actually sold the shares of common stock may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares of common stock, of which 2.5% will be paid at the time of sale of shares of common stock and 1.0% will be paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10.0% of the gross offering proceeds (excluding securities purchased through the DRIP). From the Company’s inception through December 31, 2015, $2.3 million of selling commissions have been incurred.

Fees	Amount
Dealer Manager Fee	The Dealer Manager receives a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee will be paid with respect to sales under the Company’s DRIP. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a participating broker-dealer or registered representative of the dealer manager in the Company’s primary offering in the event a participating broker-dealer or registered representative of the dealer manager elects to receive the 7.5% fee described in ‘‘— Selling Commissions’’ above. The estimated dealer management fee is expected to be approximately $9.0 million if the maximum offering of 30.0 million shares of common stock are sold under the Offering. From the Company’s inception through December 31, 2015, $1.1million of dealer manager fees have been incurred.

Organization and Offering Expenses	The Company reimburses the Advisor for all organization and offering expenses in connection with our offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2.0% of gross offering proceeds. In no event will organization and offering expenses exceed 15.0% of gross offering proceeds. From the Company’s inception through December 31, 2015, $4.0 of organization and offering expenses have been incurred.

Operational Stage
Fees	Amount
Acquisition Fee

The Company pays to the Advisor or its affiliates 1.0% of the contract purchase price of each property acquired (including its pro rata share (direct or indirect) of debt attributable to such property) or 1.0% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to such investment), as applicable. From the Company’s inception through December 31, 2015, acquisition fees of $269,000 have been incurred.

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

Fees	Amount
Acquisition Expenses	The Company reimburses the Advisor for expenses actually incurred related to selecting or acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to legal fees and expenses, travel and communications expenses, cost of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses and title insurance premiums, regardless of whether the Company acquires the related assets. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the contract purchase price of each property (including its pro rata share (direct or indirect) of debt attributable to such property) and 0.6% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable. In no event will the total of all acquisition fees, financing coordination fees and acquisition expenses (including those paid to third parties, as described above) payable with respect to a particular investment be unreasonable or exceed 5% of the contract purchase price of each property including its pro rata share (direct or indirect) of debt attributable to such property) or 5% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable.

Construction Management Fee	The Company has engaged the Property Managers to provide construction management services for some of its properties. The Company will pay a construction management fee in an amount of up to 5% of the cost of any improvements that the Property Managers may undertake. The Property Managers may subcontract the performance of their duties to third parties.

Fees	Amount
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

Property Management Fees

Property management fees with respect to properties managed by the Property Managers are payable monthly to the Property Managers in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of property managers in such area. The Property Managers may subcontract the performance of their duties to third parties. The Company reimburses the Property Managers for costs and expenses, which may include personnel costs for on-site personnel providing direct services for the properties and for roving maintenance personnel to the extent needed at the properties from time to time, and the cost of travel and entertainment, printing and stationery, advertising, marketing, signage, long distance phone calls and other expenses that are directly related to the management of specific properties. Notwithstanding the foregoing, the Company will not reimburse the Property Managers for their general overhead costs or, other than as set forth above, for the wages and salaries and other employee-related expenses of their employees.

In addition, the Company will pay the Property Managers a separate fee for the one- time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Operating Expenses

Commencing 12 months after the commencement of the Offering, the Company reimburses the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under ‘‘— Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period.

Additionally, the Company reimburses the Advisor or its affiliates for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for (a) services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or (b) the salaries and benefits of the named executive officers.

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

Annual Subordinated Performance Fee

The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the annual return to holders of Common Shares, payable annually in arrears, such that for any year in which holders of Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, the Advisor will be entitled to 15.0% of the total return in excess of such 6.0% per annum; provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the amount paid to the Advisor will not be paid unless holders of Common Shares receive a return of their respective net investments. This fee will be payable only from realized appreciation in the Company’s assets upon their sale, other disposition or refinancing, which results in the return on stockholders’ respective net investments exceeding 6.0% per annum.

For purposes of the annual subordinated performance fee, “net investment” means $10.00 per Common Share, less a pro rata share of any proceeds received from the sale, other disposition or refinancing of assets.

Fees	Amount
Liquidation Distributions to the Special Limited Partner

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

The Company has agreements with the Advisor and the Property Managers and their affiliates to perform such services as provided in these agreements.  No amounts were paid to the Property Managers for the years ended December 31, 2015 and 2014.

For the year ended December 31, 2015, the Company paid the Advisor acquisition fees of $0.3 million

During the year ended December 31, 2015, the Company paid $0.4 million to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

During the year ended December 31, 2015, the Company paid origination fees of $0.2 million and interest of $0.7 million to Lightstone II in connection with the Des Moines Promissory Note and the Durham Promissory Note.

From time to time, the Company may purchase title insurance from an agent in which its Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the year ended December 31, 2015, the Company paid $21,000 to the title insurance agent and during the year ended December 31, 2014, the Company did not incur any fees with this title insurance agent

8. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

9. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2015 and 2014:

90

	2015
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$6,203,341	$1,860,740	$2,168,262	$1,620,917	$553,422
Operating income/(loss)	573,378	196,459	450,803	46,076	(119,960)
Net (loss)/income	(340,230)	(31,724)	122,075	(213,953)	(216,628)
Less loss/(income) attributable to noncontrolling interests	44	(4)	(25)	39	34

Net (loss)/income applicable to Company's common shares	$(340,186)	$(31,728)	$122,050	$(213,914)	$(216,594)

Net (loss)/income per common share, basic and diluted	$(0.20)	$(0.01)	$0.06	$(0.19)	$(0.41)

	2014
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Net loss	$(143,947)	$(119,218)	$(22,867)	$(595)	$(1,267)

Less loss attributable to noncontrolling interests	25	21	4	-	-
Net loss applicable to Company's common shares	$(143,922)	$(119,197)	$(22,863)	$(595)	$(1,267)

Net loss per common share, basic and diluted	$(4.16)	$(1.53)	$(1.14)	$(0.25)	$(0.02)

10. Distributions

Distribution Payments

During the year ended December 31, 2015, the Company declared distributions of $1,014,588. The distributions were paid in full using a combination of cash and 43,807 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from cash flows provided by operations (approximately $598,419 or 59%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $416,169 or 41%).

Distribution Declaration

On March 14, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending May 31, 2016. The distributions will be calculated based on shareholders of record at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable by the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s distribution reinvestment program.

11. Subsequent Events

Acquisition of Hampton Inn & Suites, Lansing, Michigan (the “Hampton Inn – Lansing”)

On March 10, 2016, the Company completed the acquisition of an 86-room select service hotel located in Lansing, Michigan (the “Hampton Inn –Lansing”) from an unrelated third party, for an aggregate purchase price of approximately $10.5 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $0.1 million. The acquisition was funded with proceeds from the Offering.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements Including Furniture and Fixtures and CIP	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

Hampton Inn Hotel Des Moines, IA	$-	$1,178,845	$9,721,155	$1,231,873	$1,178,845	$10,953,028	$12,131,873	$(311,604)	2/4/2015	(D)

Courtyard Marriott Durham, NC	2,055,281	1,027,019	14,972,981	8,470	1,027,019	14,981,451	16,008,470	(419,685)	5/15/2015	(D)

Total	$2,055,281	$2,205,864	$24,694,136	$1,240,343	$2,205,864	$25,934,479	$28,140,343	$(731,289)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	For the years ended December 31,
	2015	2014

Balance at beginning of year	$-	$-
Acquisitions, at cost	26,900,000	-
Improvements	1,240,343	-

Balance at end of year	$28,140,343	$-

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2015	2014

Balance at beginning of year	$-	$-
Depreciation expense	731,289	-

Balance at end of year	$731,289	$-

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	39 years
Furniture and fixtures	5-10 years

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2015, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were adequate and effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 4, 2016 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	55	Chief Executive Officer and Chairman of the Board of Directors	2016	2014
Edwin J. Glickman	84	Director	2016	2014
George R. Whittemore	66	Director	2016	2014

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

Edwin J. Glickman is one of our independent directors and the chairman of our audit committee.  From April 2008 to the present, Mr. Glickman has served as a member of the board of directors of Lightstone II and from September 2014 to the present has served as a member of the board of directors of Lightstone IV. From December 2004 through January 2015, Mr. Glickman previously served as a member of the board of directors of Lightstone I. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003 when he retired. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as an independent director due to his experience in mortgage lending and finance.

George R. Whittemore Mr. Whittemore has served as a member of the board of directors of Lightstone I, and from April 2008 to the present has served as a member of the board of directors of Lightstone II. Mr. Whittemore also presently serves as a director of Village Bank Financial Corporation in Richmond, Virginia and as a director of Condor Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as a director and audit committee chairman of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his experience in accounting, banking, finance and real estate.

Executive Officers:

The following table presents certain information as of March 4, 2016 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	55	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	63	President and Chief Operating Officer
Joseph Teichman	42	General Counsel and Secretary
Donna Brandin	59	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President of Lightstone I and its advisor and President and Chief Operating Officer of Lightstone II, Lightstone IV and HNIT and their advisors. Mr. Hochberg also serves as the President of our sponsor and as the President and Chief Operating Officer of our advisor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II, Lightstone IV and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone IV and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor and the advisors of Lightstone I and Lightstone II. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

As of December 31, 2015, our common stock was not registered pursuant to Section 12 of the Exchange Act. Our directors, executive officers and the holders of more than 10% of our common stock are not subject to Section 16(a) of the Exchange Act, and they were not required to file reports under Section 16(a) of the Exchange Act for the period from October 5, 2012 (date of inception) to December 31, 2015. We will be subject to Section 16(a) of the Exchange Act once we have filed our Form 8-A with the SEC.

Information Regarding Audit Committee

Our Board established an audit committee in June 2014. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any stockholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust III, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman and George R. Whittemore each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman and Whittemore see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/sec-filings

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2015, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 4, 2016 concerning each of our directors and executive officers serving in such capacities:

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

EQUITY COMPENSATION PLAN INFORMATION

Stock Incentive Plan

On June 9, 2015 our Board of Directors approved the termination of our stock incentive plan. No awards were granted under the plan prior to its termination.

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

We have not incurred any fees to the Property Managers for the years ended December 31, 2015 and 2014.

Advisor

We reimburse our Advisor for certain organization and offering expenses in connection with the Offering. We expect that such organization and offering expenses, will amount to approximately 2.0% of gross offering proceeds, and in no event will such expenses exceed 15.0% of gross offering proceeds.

We pay our Advisor an acquisition fee equal to 1.0% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.6% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property.

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

For the year ended December 31, 2015, we paid the Advisor acquisition fees of $0.3 million

Since commencement of our Offering through December 31, 2015, we have incurred $3.4 million in selling commissions and dealer manager fees and $4.0 million of other offering costs in connection with the public offering of shares of our common stock. The Advisor will advance the organization and offering costs to the extent that we do not have the funds to pay such expenses. During the years ended December 31, 2015 and 2014 the Advisor paid $0.3 million and $1.8 million of organization and other offering costs. During the year ended December 31, 2015, we reimbursed our Advisor $1.1 million for organization and other offering costs. The related liability of approximately $1.2 million for these organization and offering costs is included in Due to related parties in the consolidated balance sheets.

Special Limited Partner

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in our Operating Partnership and has committed to make a significant equity investment in us of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of our Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in our Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. We expect to first publish an estimated NAV per Common Share on or prior to April 11, 2016. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon our liquidation.

On July 31, 2015, the Special Limited Partner purchased 14 Subordinated Participation Interests in consideration of $700,000, which was an offset to amounts that were recorded in due to related parties on our consolidated balance sheet. On January 12, 2016, the Special Limited Partner purchased an additional 26 Subordinated Participation Interests in consideration of a cash payment of $1.3 million.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests will entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. Although the actual amounts are dependent upon results of operations and, therefore, cannot be determined at the present time, distributions to the Special Limited Partner, as holder of the Subordinated Participation Interests, could be substantial.

Other

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the year ended December 31, 2015, we paid approximately $21,000 to the title insurance agent and during the year ended December 31, 2014, we did not incur any fees with this title insurance agent.

During the year ended December 31, 2015, we paid $0.4 million to an affiliate of the Sponsor for marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

During the year ended December 31, 2015, we paid origination fees of $0.2 million and interest of $0.7 million to Lightstone II in connection with the Des Moines Promissory Note and the Durham Promissory Note.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2015	Year ended December 31, 2014
Audit Fees (a)	$129,350	$81,375
Audit-Related Fees (b)	78,750
Tax Fees (c)	15,188	-

Total Fees	$223,288	$81,375

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust III, Inc.’s audited financial statements as of and for the year ended December 31, 2015.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” (Codification of Statements of Auditing Standards, August 2, 2007 AU 380), as amended, as adopted by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2015

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(4)	Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust III, Inc. and Orchard Securities, LLC
1.2(2)	Form of Soliciting Dealer Agreement
3.1(4)	Articles of Amendment and Restatement of Lightstone Value Plus Real Estate Investment Trust III, Inc.
3.2(1)	Bylaws of Lightstone Value Plus Real Estate Investment Trust III, Inc.
4.1(4)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2	Distribution Reinvestment Program, included as Appendix C to prospectus
4.4(5)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1 (4)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	As filed herewith

(1)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.

(2)	Included as an exhibit to Amendment No. 4 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on June 25, 2014.

(3)	Included as an exhibit to Amendment No. 5 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on July 11, 2014

(4)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.

(5)	Included as an exhibit to our Pre-Effective Amendment No. 1 To Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on December 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: March 15, 2016	By:	/s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 15, 2016
David Lichtenstein	of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer
Donna Brandin	(Principal Financial Officer and Principal
	Accounting Officer)	March 15, 2016

/s/ Edwin J. Glickman	Director	March 15, 2016
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 15, 2016
George R. Whittemore

