Form 10-Q
period 2016-03-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2016-05-16
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55619

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

Yes  ☐  No ☑

As of May 10, 2016, there were approximately 6.7 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Investment property:
Land and improvements	$4,724,864	$2,205,864
Building and improvements	41,494,087	22,258,087
Furniture and fixtures	3,659,750	2,501,282
Construction in progress	2,148,380	1,175,110

Gross investment property	52,027,081	28,140,343
Less accumulated depreciation	(1,003,972)	(731,289)
Net investment property	51,023,109	27,409,054

Cash	9,337,080	6,747,401
Deposits	500,000	1,000,000
Prepaid expenses and other assets	1,152,175	459,105
Total Assets	$62,012,364	$35,615,560

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$1,961,083	$1,285,160
Revolving promissory notes payable, net - related party	10,044,448	2,003,614
Due to related parties	246,998	1,159,314
Distributions payable	274,467	188,253
Total liabilities	12,526,996	4,636,341

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 5,751,430 and 4,009,656 shares issued and outstanding, respectively	57,514	40,097
Additional paid-in-capital	47,635,042	32,081,648
Subscription receivable	(228,100)	(344,371)
Accumulated deficit	(2,623,733)	(1,499,970)
Total Company stockholders' equity	44,840,723	30,277,404

Noncontrolling interests	4,644,645	701,815

Total Stockholders' Equity	49,485,368	30,979,219

Total Liabilities and Stockholders' Equity	$62,012,364	$35,615,560

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$1,971,445	$553,422

Expenses:
Property operating expenses	1,299,141	313,255
Real estate taxes	99,354	31,734
General and administrative costs	604,928	270,948
Depreciation and amortization	278,316	57,445

Total operating expenses	2,281,739	673,382

Operating loss	(310,294)	(119,960)

Interest expense	(89,964)	(96,293)
Other expense, net	(1,353)	(375)

Net loss	(401,611)	(216,628)

Less: net loss attributable to noncontrolling interests	10	34

Net loss applicable to Company's common shares	$(401,601)	$(216,594)

Net loss per Company's common shares, basic and diluted	$(0.08)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	4,827,293	528,564

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Subscription Receivable	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2015	4,009,656	$40,097	$32,081,648	$(344,371)	$(1,499,970)	$701,815	$30,979,219

Net loss	-	-	-	-	(401,601)	(10)	(401,611)
Distributions declared	-	-	-	-	(722,162)	-	(722,162)
Distributions paid to noncontrolling interests	-	-	-	-	-	(30)	(30)
Contributions from noncontrolling interests	-	-	-	-	-	3,942,870	3,942,870
Proceeds from offering	1,709,033	17,090	16,978,919	116,271	-	-	17,112,280
Selling commissions and dealer manager fees	-	-	(1,611,877)	-	-	-	(1,611,877)
Other offering costs	-	-	(124,360)	-	-	-	(124,360)
Shares issued from distribution reinvestment program	32,741	327	310,712	-	-	-	311,039

BALANCE, March 31, 2016	5,751,430	$57,514	$47,635,042	$(228,100)	$(2,623,733)	$4,644,645	$49,485,368

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(401,611)	$(216,628)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	278,316	57,445
Amortization of deferred financing costs	40,834	16,667
Other non-cash adjustments	2,849	66
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(401,551)	(130,635)
Increase in accounts payable and other accrued expenses	588,667	147,240
Increase in due to related party	134,823	19,536

Net cash provided by/(used in) operating activities	242,327	(106,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(23,088,810)	(10,192,950)
Refundable escrow deposits	(500,000)	-

Cash used in investing activities	(23,588,810)	(10,192,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory notes payable - related party	8,000,000	8,200,000
Payments on revolving promissory notes payable - related party	-	(1,200,000)
Payment of loan fees and expenses	-	(100,000)
Proceeds from issuance of common stock	17,112,280	5,313,399
Payment of commissions and offering costs	(2,794,050)	(867,489)
Contributions from noncontrolling interests	3,942,870	-
Distributions to noncontrolling interests	(30)	(26)
Distributions to common stockholders	(324,908)	(42,253)

Net cash provided by financing activities	25,936,162	11,303,631

Net change in cash	2,589,679	1,004,372
Cash, beginning of year	6,747,401	1,738,026
Cash, end of period	$9,337,080	$2,742,398

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$5,476	$78,408
Distributions declared, but not paid	$274,467	$36,987
Commissions and other offering costs accrued but not paid	$409,704	$296,122
Subscription receivable	$228,100	$161,500
Value of shares issued from distribution reinvestment program	$311,039	$8,286
Application of deposit to acquisition of investment property	$1,000,000	$500,000
Investment property acquired but not paid	$393,968	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Organization

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of March 31, 2016 in the Operating Partnership’s partner units.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of March 31,2016, the Company had received gross proceeds of $56.0 million from the sale of 5.7 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2017. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time. On April 20, 2016, the Company filed an Amendment to its registration statement on Form S-11 (the “POSAM”) and as of the date of this filing, the SEC has not declared the POSAM effective. Accordingly, the Company has temporarily suspended the sales of its Common Shares under the Offering.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon our liquidation.

Through March 31, 2016, the Special Limited Partner has purchased an aggregate of approximately 93 Subordinated Participation Interests in consideration of $4.6 million, including approximately 79 Subordinated Participation Interests in consideration of $3.9 million during the first quarter of 2016.  The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2016, the Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify the accounting for adjustments made to provisional amounts during the measurement period of a business combination. The amendment requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective with earlier application permitted for financial statements that have not been issued. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The SEC staff noted that this update did not address situations where a company has debt issuance costs related to line-of-credit arrangements. As a result, the FASB issued an additional update which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard during the quarter ended March 31, 2016. As a result of adopting this standard on a retrospective basis, approximately $51,667 was reclassified out of prepaid expenses and other assets and was reclassified into revolving promissory notes payable, net - related party on the consolidated balance sheet as of December 31, 2015.

3.	Acquisitions

Hampton Inn – Lansing

On March 10, 2016, the Company completed the acquisition of an 86-room select service hotel located in Lansing, Michigan (the “Hampton Inn – Lansing”) from an unrelated third party, for an aggregate purchase price of approximately $10.5 million less adjustments, paid in cash, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $0.1 million. The acquisition was funded with offering proceeds.

The acquisition of the Hampton Inn – Lansing was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Hampton Inn – Lansing has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of the purchase price of the Hampton Inn – Lansing is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these acquisitions upon the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted prospectively. Approximately $1.2 million was allocated to land and improvements, $8.8 million was allocated to building and improvements, and $0.5 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Hampton Inn — Lansing was approximately 12.0%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended November 30, 2015. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Courtyard – Warwick

On March 23, 2016, the Company completed the acquisition of a 92-room select service hotel located in Warwick, Rhode Island (the “Courtyard – Warwick”) from an unrelated third party, for an aggregate purchase price of $12.4 million, less adjustments, paid in cash, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, $0.1 million. The acquisition was funded with offering proceeds.

The acquisition of the Courtyard – Warwick was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Courtyard – Warwick has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of the purchase price of the Courtyard – Warwick is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these acquisitions upon the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted prospectively. Approximately $1.4 million was allocated to land and improvements, $10.4 million was allocated to building and improvements, and $0.6 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Courtyard – Warwick was approximately 8.3%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended January 31, 2016. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net loss included in the Company’s consolidated statements of operations from the Hampton Inn — Lansing, the Courtyard – Warwick, the Hampton Inn — Des Moines (acquired February 4, 2015) and the Courtyard – Durham (acquired May 15, 2015) since their respective dates of acquisition for the period indicated:

	For the Three Months Ended March 31,
	2016	2015
Rental revenue	$1,971,445	$553,422
Net loss	$(185,251)	$(167,689)

The following table provides unaudited pro forma results of operations for the period indicated, as if the Hampton Inn — Lansing, the Courtyard – Warwick, the Hampton Inn — Des Moines and the Courtyard – Durham had been acquired at the beginning of each period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended March 31,
	2016	2015
Pro forma rental revenue	$3,155,123	$3,546,022
Pro forma net (loss)/income (1)	$(379,151)	$203,356

Pro forma net (loss)/income per Company's common share, basic and diluted (1)	$0.08	$0.38

(1)	Includes acquisition related expenses of $465,840 and $192,616 for the three months ended March 31, 2016 and 2015, in connection with the acquisition of the Hampton Inn — Lansing, the Courtyard – Warwick and the Hampton Inn — Des Moines.

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

	For the Three Months Ended March 31,
	2016	2015
Selling commissions and dealer manager fees	$1,611,877	$511,107
Other offering costs	$124,360	$394,656

Since the Company’s inception through March 31, 2016, it has incurred approximately $5.0 million in selling commissions and dealer manager fees and $4.1 million of other offering costs in connection with the public offering of shares of its common stock.

5.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing earnings attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

6.	Related Party Transactions

Revolving promissory notes payable, net – related party

On May 15, 2015, the Company entered into a $13.0 million revolving promissory note (the “Durham Promissory Note”) with the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor. The Durham Promissory Note has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.6% as of March 31, 2016) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $130,000 to Lightstone II in connection with the Durham Promissory Note and pledged its ownership interest in the Courtyard – Durham as collateral.

The outstanding principal balance and remaining availability under the Durham Promissory Note were $10.1 million and $2.9 million, respectively, as of March 31, 2016 and $2.1 million and $10.9 million, respectively, as of December 31, 2015. The Durham Promissory Note is included in revolving promissory note payable, net – related party on our consolidated balance sheet (net of debt issuance costs of $10,833 and $51,667 as of March 31, 2016 and December 31, 2015, respectively). On May 2, 2016, the Durham Promissory Note was repaid in full.

During the three months ended March 31, 2016, the Company incurred interest of $49,131 for the Durham Promissory Note. During the three months ended March 31, 2015, the Company paid origination fees of $100,000 and incurred interest of $79,626 for a $10.0 million revolving promissory note (the “Des Moines Promissory Note”) with the operating partnership of Lightstone II, which had no outstanding balance as of December 31, 2015 and expired on February 4, 2016.

Due to related parties

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager (see Note 4), the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on behalf of the Company to the extent the Company does not have sufficient funds to pay such costs. As of December 31, 2015, the Company owed the Advisor and its affiliated entities an aggregate of approximately $1.2 million, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the consolidated balance sheet. During the three months ended March 31, 2016, the Company (i) was charged $43,771 for certain services and costs paid on its behalf, including $36,298 of offering-related costs that were recorded as a reduction of APIC, and (ii) made payments totaling approximately $1.2 million and as a result, the remaining $17,998 is included in due to related parties on the consolidated balance sheet as of March 31, 2016. During the three months ended March 31, 2015, the Company was charged $83,719 for offering-related costs that were recorded as a reduction of APIC.

During the three months ended March 31, 2016, the Advisor charged the Company acquisition fees of $229,000 that are included in due to related parties on the consolidated balance sheet as of March 31, 2016. During the three months ended March 31, 2015, the Company was charged and paid the Advisor acquisition fees of $ $109,000.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

From time to time, the Company may purchase title insurance from an agent in which its Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the three months ended March 31, 2016 and 2015, the Company paid $34,875 and $8,320, respectively, to the title insurance agent.

7.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets), accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments.

As of March 31, 2016 the estimated fair value of the Revolving Promissory Note Payable – Related Party approximated its carrying value ($10.1 million) because of its floating interest rate.

8.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

9.	Distributions

Distribution Payments

On February 15, 2016, March 15, 2016 and April 15, 2016, the Company paid distributions for the months ended January 31, 2016, February 29, 2016 and March 31, 2016, respectively, of $722,162. The distributions were paid in full using a combination of cash and 37,817 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distributions were paid from a combination of offering proceeds ($120,577 or 17%), cash flows provided by operations ($242,327 or 34%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($359,258 or 49%).

Distribution Declaration

On May 12, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2016. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

10.	Subsequent Events

Acquisition of SpringHill Suites, Green Bay, Wisconsin (the “SpringHill Suites – Green Bay”)

On May 2, 2016, the Company completed the acquisition of a 120-room select service hotel located in Green Bay, Wisconsin (the “SpringHill Suites – Green Bay”) from an unrelated third party, for an aggregate purchase price of approximately $18.3 million, excluding closing and other related transaction costs. Prior to the completion of the acquisition, the Company made a deposit of $0.5 million for the purchase of the SpringHill Suites – Green Bay that is included in deposits on the consolidated balance sheets as of March 31, 2016. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $183,000. The acquisition was funded with approximately $8.1 million of offering proceeds and approximately $10.2 million of proceeds from a $14.5 million Revolving Promissory Note (the “Green Bay Promissory Note”) from Lightstone II.

The Green Bay Promissory Note was entered into on May 2, 2016, has a term of one year (with an option for an additional year), bears interest at a floating rate of three-month Libor plus 6.0% and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $145,000 to Lightstone II in connection with the Green Bay Promissory Note and pledged its ownership interest in the SpringHill Suites – Green Bay as collateral for the Green Bay Promissory Note.

Lansing Promissory Note

On May 2, 2016, the Company entered into an $8.0 million Revolving Promissory Note (the “Lansing Promissory Note”) with Lightstone II, of which $6.0 million was funded. The Lansing Promissory Note has a term of one year (with an option for an additional year), bears interest at a floating rate of three-month Libor plus 6.0% and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $80,000 to Lightstone II in connection with the Lansing Promissory Note and pledged its ownership interest in the Hampton Inn – Lansing as collateral for the Lansing Promissory Note.

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

Lightstone REIT III primarily intends to continue to acquire and operate full service or select service hotels, including extended stay hotels and to a lesser extent commercial and residential, principally in North America. Principally through the Operating Partnership, our acquisitions may include both portfolios and individual properties.

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. As of March 31, 2016 , we had received aggregate gross proceeds of approximately $56.0 million from the sale of 5.7 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). We currently intend to sell shares of common stock under the Offering until the earlier of the date on which all shares are sold, or July 15, 2017, three years from the date the Offering was declared effective by the SEC. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time. On April 20, 2016, we filed an Amendment to our registration statement on Form S-11 (the “POSAM”) and as of the date of this filing, the SEC has not declared the POSAM effective. Accordingly, we have temporarily suspended the sales of our Common Shares under the Offering.

Capital required for the purchases of real estate and/or real estate-related investments is expected to be obtained from the public offering of shares of our common stock, and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter. We are dependent upon the net proceeds from public offerings of our common stock to conduct our proposed activities.

We sold 20,000 Common Shares to Lightstone Value Plus REIT III LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on December 24, 2012, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. Through March 31, 2016, the Special Limited Partner purchased an aggregate of approximately 93 Subordinated Participation Interests in consideration of $4.6 million, including approximately 79 Subordinated Participation Interests in consideration of $3.9 million during the first quarter of 2016. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

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

Portfolio Summary –

				Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months	Average Daily Rate For the Three Months Ended
	Location	Year Built	Date Acquired	Available Rooms	March 31, 2016	Ended March 31, 2016	March 31, 2016

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,920	51%	$64.06	$124.62
							.
Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	13,286	72%	$67.54	$93.88

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	1,892	73%	$93.88	$128.81
							.
Courtyard - Warwick	Warwich, Rhode Island	2003	3/23/2016	828	81%	$92.76	$114.63

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

During 2015, we acquired our first investment property, the Hampton Inn – Des Moines on February 4, 2015 and subsequently acquired the Courtyard – Durham on May 15, 2015. During 2016, we acquired the Hampton Inn – Lansing on March 10, 2016 and the Courtyard – Warwick on March 23, 2016. As a result, we have four investment properties as of March 31, 2016. The operating results of these investment properties are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

Our primary financial measure for evaluating the operating performance of our properties is net operating income (“NOI”). NOI represents revenues less property operating expenses, real estate taxes and general and administrative expenses. We believe that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of our properties.

Comparison of the Three Months Ended March 31, 2016 vs. March 31, 2015

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended March 31, 2016 is attributable to the Hampton Inn – Des Moines, the Courtyard – Durham, the Hampton Inn – Lansing, and the Courtyard – Warwick.

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended March 31, 2015 is attributable to the Hampton Inn – Des Moines.

Rental revenue

Rental revenue increased by $1.4 million to $2.0 million during the three months ended March 31, 2016 compared to $0.6 million for the same period in 2015. Approximately $1.2 million of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $0.2 million of the increase was attributable to the Hampton Inn – Des Moines which was acquired on February 4, 2015 and did not have a full quarter of operations in the 2015 period.

Property operating expenses

Property operating expenses increased by $1.0 million to $1.3 million during the three months ended March 31, 2016 compared to $0.3 million for the same period in 2015. Approximately $0.8 million of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $0.2 million of the increase was attributable to the Hampton Inn – Des Moines which was acquired on February 4, 2015 and did not have a full quarter of operations in the 2015 period.

Real estate taxes

Real estate taxes increased by $67,000 to $99,000 during the three months ended March 31, 2016 compared to $32,000 for the same period in 2015. Approximately $50,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $17,000 of the increase was attributable to the Hampton Inn – Des Moines which was acquired on February 4, 2015 and did not have a full quarter of real estate taxes in the 2015 period.

General and administrative expense

General and administrative expense increased by approximately $334,000 to approximately $605,000 during the three months ended March 31, 2016 compared to approximately $271,000 for the same period in 2015. The increase reflects (i) higher acquisition fees and acquisition-related costs of $273,000 in the 2016 period and (ii) an increase in accounting and corporate filing fees.

Depreciation and amortization

Depreciation and amortization expense increased by $221,000 to $278,000 during the three months ended March 31, 2016 compared to $57,000 for the same period in 2015. Approximately $188,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $33,000 of the increase was attributable to the Hampton Inn – Des Moines which was acquired on February 4, 2015 and did not have a full quarter of depreciation and amortization in the 2015 period.

Interest expense

Interest expense was approximately $90,000 during the three months ended March 31, 2016 and compared to $96,000 for the same period in 2015. Interest expense is attributable to financings associated with our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2016, our primary source of funds were (i) $17.1 million of proceeds from our sale of shares of common stock under our Offering, (ii) $8.0 million in net proceeds from our revolving promissory notes payable – related party and (iii) $3.9 million from the purchase of approximately 79 Subordinated Participation Interests by the Special Limited Partner.

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

Our future sources of funds will primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from our borrowings, (iv) proceeds from the sale of Subordinated Participation Interests and (v) our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

As of March 31, 2016, we had a $13.0 million revolving promissory note (the “Durham Promissory Note”) from the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor that is set to expire on May 15, 2016 with an aggregate outstanding principal balance and remaining aggregate availability of $10.1 million and $2.9 million, respectively. The Durham Promissory Note was subsequently repaid in full on May 2, 2016. Additionally, on May 2, 2016, we entered into two additional revolving promissory notes, the $8.0 million Lansing Promissory Note and the $14.5 million Green Bay Promissory Note, both with Lightstone II. The Lansing Promissory Note and the Green Bay Promissory Note each have terms of one year, with an option to extend for an additional year. On May 2, 2016, aggregate proceeds of approximately $16.2 million were funded under these revolving promissory notes, of which $6.0 million was used to pay the then remaining outstanding principal on the Durham Promissory Note and $10.2 million was used to fund a portion of the purchase of the SpringHill Suites – Green Bay. Accordingly, there is an aggregate of $6.3 million remaining availability under these revolving promissory notes.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2016, our total borrowings were approximately $10.1 million which represented 20% of our net assets.

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

	For the Three Months Ended March 31,
	2016	2015
Selling commissions and dealer manager fees	$1,611,877	$511,107
Other offering costs	$124,360	$394,656

Since commencement of our Offering through March 31, 2016, we have incurred approximately $5.0 million in selling commissions and dealer manager fees and $4.1 million of other offering costs in connection with the public offering of shares of our common stock. Our Advisor has and we expect will continue to advance organization and offering costs to the extent that we do not have the funds available to pay such expenses, although our Advisor is under no obligation to continue to advance such expenses.  As of December 31, 2015, we owed the Advisor and its affiliated entities an aggregate of approximately $1.2 million, which was principally for organization and offering costs paid on our behalf. During the three months ended March 31, 2016, we were (i) charged $43,711 for certain services and costs paid on our behalf and (ii) made payments totaling approximately $1.2 million and as a result, the remaining $17,998 is included in due to related parties on the consolidated balance sheet as of March 31, 2016. Additionally, during the three months ended March 31, 2016, the Advisor charged us acquisition fees of $229,000 that are included in due to related parties on the consolidated balance sheet was as of March 31, 2016.

We expect that organization and offering costs, other than selling commissions and dealer manager fees, will amount to approximately 2.0% of our gross offering proceeds. In no event will aggregate organization and offering costs exceed 15.0% of gross offering proceeds over the life of the offering. During the initial stage of our Offering, the organization and offering costs may exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering are incurred prior to the sale of shares of our common stock.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2016	2015

Net cash provided by/(used in) operating activities	$242,327	$(106,309)
Cash used in investing activities	(23,588,810)	(10,192,950)
Net cash provided by financing activities	25,936,162	11,303,631
Net change in cash and cash equivalents	2,589,679	1,004,372
Cash and cash equivalents, beginning of the period	6,747,401	1,738,026
Cash and cash equivalents, end of the period	$9,337,080	$2,742,398

Our principal sources of cash flow were derived from proceeds received from our Offering, proceeds received under our Revolving Promissory Note Payable – Related Party, proceeds from the purchase of Subordinated Participation Interests by the Special Limited Partner and operating cash flows provided by our properties. In the future, we expect to acquire additional properties which we expect will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our public offerings. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities and financings.

Operating activities

The net cash provided by operating activities of $0.2 million during the three months ended March 31, 2016 consisted of our net loss of $0.4 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $0.3 million and net changes in operating assets and liabilities of $0.3 million.

Investing activities

The cash used in investing activities of $23.6 million during the three months ended March 31, 2016 primarily consisted of approximately $10.5 million for the purchase of the Hampton Inn –Lansing, $12.4 million for the purchase of the Courtyard – Warwick and a refundable escrow deposit of $0.5 million.

Financing activities

The net cash provided by financing activities of $25.9 million during the three months ended March 31, 2016 consisted of $17.1 million of offering proceeds, $8.0 million in net proceeds from our Revolving Promissory Notes Payable – Related Party and $3.9 million for the purchase of approximately 79 Subordinated Participation Interests by the Special Limited Partner partially offset by the payment of $2.8 million of commissions and offering costs and cash distributions of $0.3 million to our common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The Offering provides for 10.0 million shares available for issuance under our DRIP and our initial DRIP price per share of common stock is $9.50. Through March 31, 2016, 67,066 shares of common stock had been issued under our DRIP and approximately 9.9 million shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of March 31, 2016, no shares have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The Durham Promissory Note bears interest at a floating rate of three-month Libor plus 6.0% (6.6% as of March 31, 2016) and requires quarterly interest payments through its stated maturity with the entire unpaid balance ($10.1 million outstanding as of March 31, 2016) due upon maturity (May 15, 2016). As a result of subsequent payments, the Durham Promissory Note was repaid in full on May 2, 2016.

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

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates.

The below table illustrates the items deducted from or added to net income/(loss) in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure.

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(401,611)	$(216,628)
FFO adjustments:
Depreciation and amortization of real estate assets	278,316	57,445
FFO	(123,295)	(159,183)
MFFO adjustments:

Acquisition and other transaction related costs expensed	465,840	192,616
MFFO	342,545	33,433
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$342,545	$33,433

Net loss	$(401,611)	$(216,628)
Less: net loss attributable to noncontrolling interests	10	34
Net loss applicable to Company's common shares	$(401,601)	$(216,594)
Net loss per common share, basic and diluted	$(0.08)	$(0.41)

FFO	$(123,295)	$(159,183)
Less: FFO attributable to noncontrolling interests	-	20
FFO attributable to Company's common shares	$(123,295)	$(159,163)
FFO per common share, basic and diluted	$(0.03)	$(0.30)

MFFO - IPA recommended format	$342,545	$33,433
Less: MFFO attributable to noncontrolling interests	(16)	(26)
MFFO attributable to Company's common shares	$342,529	$33,407

Weighted average number of common shares outstanding, basic and diluted	4,827,293	528,564

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Three Months Ended March 31, 2016
Distribution period:	Q1 2016	Percentage of Distributions

Date distribution declared	November 13, 2015 & March 14, 2016

Date distribution paid	February 15, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$362,904
Distributions reinvested	359,258
Total Distributions	$722,162

Source of distributions:
Cash flows provided by operations	$242,327	34%
Offering proceeds	120,577	17%
Proceeds from issuance of common stock through DRIP	359,258	49%
Total Sources	$722,162	100%

Cash flows provided by operations (GAAP basis)	$242,327

Number of shares of common stock issued pursuant to the Company's DRIP
	37,817

	Three Months Ended March 31, 2015
Distribution period:	Q1 2015	Percentage of Distributions

Date distribution declared	January 14, 2015

Date distribution paid	March 15, 2015 & April 15, 2015

Distributions paid	$68,088
Distributions reinvested	19,438
Total Distributions	$87,526

Source of distributions:
Cash flows provided by operations	$-	-
Offering proceeds	68,088	78%
Proceeds from issuance of common stock through DRIP	19,438	22%
Total Sources	$87,526	100%

Cash flows provided by operations (GAAP basis)	$(106,309)

Number of shares of common stock issued pursuant to the Company's DRIP
	2,046

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2016
FFO attributable to Company's common shares	$137,736
Distributions Paid	$1,462,283

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2016, we did not have any derivative agreements outstanding.

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets), accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments.

As of March 31, 2016, the estimated fair value of the Revolving Promissory Note Payable – Related Party approximated its carrying value ($10.1 million) because of its floating interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2016, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company discussed in its Annual Report on Form 10-K various risks that may materially affect its business. The Company uses this section to update this discussion to reflect material developments since its Form 10-K was filed. For the quarter ended March 31, 2016, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, the Company did not sell any unregistered securities.

Use of Offering Proceeds

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group, LLC (the “Sponsor”) and is the majority owner of the limited liability company of that name. The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is wholly owned by its Sponsor.

The Company’s registration statement on Form S-11 (File No. 333-195292), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume discounts, (the “Primary Offering”) (exclusive of 10,000,000 shares which are available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. The Company intends to sell shares of its common stock under the Offering until the earlier of the date on which all the shares are sold, or July 15, 2017. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated net asset value (“NAV”) per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. Through March 31, 2016, the Special Limited Partner purchased approximately 93 Subordinated Participation Interests in consideration of $4.6 million, including approximately 79 Subordinated Participation Interests in consideration of $3.9 million during the three months ended March 31, 2016. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

The Company has and expects to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses the Company has incurred from October 5, 2012 (date of inception) through March 31, 2016 in connection with the issuance and distribution of registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$5,032,585
Other expenses incurred and paid to non-affiliates	4,135,776
Total offering expenses incurred	$9,168,361

From the Company’s inception date through March 31, 2016, it has used the cumulative net offering proceeds received of approximately $51.5 million (including the purchase of an aggregate of $4.6 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $9.2 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of financings	$42,781,800
Cash and cash equivalents, as adjusted	8,396,836
Cash distributions not funded by operations	120,577
Funding of restricted escrows	500,000
Other uses (primarily timing of payables)	(329,015)

Total uses	$51,470,198

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 16, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: May 16, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

