Form 10-Q
period 2016-06-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2016-08-08
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☑

As of August 1, 2016, there were approximately 8.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investment property:
Land and improvements	$4,161,202	$2,205,864
Building and improvements	59,420,538	22,258,087
Furniture and fixtures	7,364,669	2,501,282
Construction in progress	229	1,175,110
Gross investment property	70,946,638	28,140,343
Less accumulated depreciation	(1,605,511)	(731,289)
Net investment property	69,341,127	27,409,054

Cash	10,998,433	6,747,401
Deposits	3,000,000	1,000,000
Prepaid expenses and other assets	1,596,154	459,105
Total Assets	$84,935,714	$35,615,560

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$2,847,265	$1,285,160
Revolving promissory notes payable, net - related party	16,012,500	2,003,614
Due to related parties	198,126	1,159,314
Distributions payable	342,682	188,253
Total liabilities	19,400,573	4,636,341

Commitments and Contingencies
Stockholders' Equity:
Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 6,938,876 and 4,009,656 shares issued and outstanding, respectively	69,389	40,097
Additional paid-in-capital	57,947,032	32,081,648
Subscription receivable	(87,305)	(344,371)
Accumulated deficit	(3,486,598)	(1,499,970)
Total Company stockholders' equity	54,442,518	30,277,404
Noncontrolling interests	11,092,623	701,815
Total Stockholders' Equity	65,535,141	30,979,219
Total Liabilities and Stockholders' Equity	$84,935,714	$35,615,560

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$4,953,528	$1,620,917	$6,924,973	$2,174,339

Expenses:
Property operating expenses	2,802,497	933,274	4,101,638	1,246,529
Real estate taxes	217,901	64,819	317,255	96,553
General and administrative costs	893,906	382,321	1,498,834	653,269
Depreciation and amortization	613,436	194,427	891,752	251,872
Total operating expenses	4,527,740	1,574,841	6,809,479	2,248,223

Operating income/(loss)	425,788	46,076	115,494	(73,884)
Interest expense	(287,473)	(255,940)	(377,437)	(352,233)
Other expense, net	(871)	(4,089)	(2,224)	(4,464)
Net income/(loss)	137,444	(213,953)	(264,167)	(430,581)
Less: net (income)/loss attributable to noncontrolling interests	(8)	39	2	73
Net income/(loss) applicable to Company's common shares	$137,436	$(213,914)	$(264,165)	$(430,508)

Net income/(loss) per Company's common shares, basic and diluted	$0.02	$(0.19)	$(0.05)	$(0.51)

Weighted average number of common shares outstanding, basic and diluted	6,686,377	1,151,224	5,765,835	841,614

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Subscription Receivable	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2015	4,009,656	$40,097	$32,081,648	$(344,371)	$(1,499,970)	$701,815	$30,979,219

Net loss	-	-	-	-	(264,165)	(2)	(264,167)
Distributions declared	-	-	-	-	(1,722,463)	-	(1,722,463)
Distributions paid to noncontrolling interests	-	-	-	-	-	(60)	(60)
Contributions from noncontrolling interests	-	-	-	-	-	10,390,870	10,390,870
Proceeds from offering	2,887,000	28,870	28,686,874	257,066	-	-	28,972,810
Selling commissions and dealer manager fees	-	-	(2,728,129)	-	-	-	(2,728,129)
Other offering costs	-	-	(491,487)	-	-	-	(491,487)
Shares issued from distribution reinvestment program	47,299	473	448,865	-	-	-	449,338
Redemption and cancellation of shares	(5,079)	(51)	(50,739)	-	-	-	(50,790)

BALANCE, June 30, 2016	6,938,876	$69,389	$57,947,032	$(87,305)	$(3,486,598)	$11,092,623	$65,535,141

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264,167)	$(430,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	891,752	251,872
Amortization of deferred financing costs	89,167	63,333
Other non-cash adjustments	2,935	868
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(507,514)	(256,374)
Increase in accounts payable and other accrued expenses	1,566,032	549,725
Increase in due to related party	99,899	605

Net cash provided by operating activities	1,878,104	179,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(42,170,113)	(26,273,699)
Refundable escrow deposits	(3,000,000)	-

Cash used in investing activities	(45,170,113)	(26,273,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory notes payable - related party	24,200,000	20,200,000
Payments on revolving promissory notes payable - related party	(10,055,281)	(2,401,808)
Payment of loan fees and expenses	(475,000)	(100,000)
Proceeds from issuance of common stock	28,972,810	11,454,847
Payment of commissions and offering costs	(4,320,812)	(2,055,098)
Contribution of noncontrolling interests	10,390,870	-
Distributions to noncontrolling interests	(60)	(57)
Distributions to common stockholders	(1,118,696)	(137,501)
Redemption and cancellation of common shares	(50,790)	-

Net cash provided by financing activities	47,543,041	26,960,383

Net change in cash	4,251,032	866,132
Cash, beginning of year	6,747,401	1,738,026
Cash, end of period	$10,998,433	$2,604,158

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$114,645	$214,397
Distributions declared, but not paid	$342,682	$66,956
Commissions and other offering costs accrued but not paid	$380,269	$195,072
Revolving promissory note origination fee accrued but not paid	$-	$130,000
Subscription receivable	$87,305	$136,037
Value of shares issued from distribution reinvestment program	$449,338	$55,286
Application of deposit to acquisition of investment property	$1,000,000	$500,000
Investment property acquired but not paid	$81,626	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated on October 5, 2012, in Maryland, intends to elect to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. The Company has and will continue to seek to acquire hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of June 30, 2016 in the Operating Partnership’s partner units.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share, (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which are offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of June 30, 2016, the Company had received gross proceeds of $67.9 million from the sale of 6.9 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company initially expected to offer the Common Shares offered in its Primary Offering over a two-year period, or until July 15, 2016. However, because the Company had not sold all the Common Shares offered in its Primary Offering within two years, the Company will continue the Primary Offering for an additional year, until July 15, 2017, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’), both affiliates of the Sponsor, may serve as property managers and/or the Company may utilize third-party property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third-party not affiliated with the Company, the Sponsor or the Advisor, serves as the dealer manager of the Company’s public offering. In addition to the Property Managers, the Advisor is also an affiliate of the Sponsor. These related parties receive compensation and fees for services related to the investment and management of the Company’s assets.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated NAV per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of the Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) the receipt of gross offering proceeds of $300.0 million. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value.

Through June 30, 2016, the Special Limited Partner has purchased an aggregate of approximately 222 Subordinated Participation Interests in consideration of $11.1 million, including approximately 208 Subordinated Participation Interests in consideration of $10.4 million during the six months ended June 30, 2016.  The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2016, the Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

The acquisition of the Hampton Inn – Lansing was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Hampton Inn – Lansing has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $0.4 million was allocated to land and improvements, $9.0 million was allocated to building and improvements, and $1.1 million was allocated to furniture and fixtures and other assets.

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

The acquisition of the Courtyard – Warwick was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Courtyard – Warwick has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $0.7 million was allocated to land and improvements, $11.1 million was allocated to building and improvements, and $0.6 million was allocated to furniture and fixtures and other assets.

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

SpringHill Suites – Green Bay

On May 2, 2016, the Company completed the acquisition of a 127-room select service hotel located in Green Bay, Wisconsin (the “SpringHill Suites – Green Bay”) from an unrelated third party, for an aggregate purchase price of approximately $18.3 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $183,000. The acquisition was funded with approximately $8.1 million of offering proceeds and approximately $10.2 million of proceeds from a $14.5 million revolving promissory note (the “Green Bay Promissory Note”) from the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a REIT also sponsored by the Company’s Sponsor (see Note 6 – Related Party Transactions for additional information).

The acquisition of the SpringHill Suites – Green Bay was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the SpringHill Suites – Green Bay has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $0.8 million was allocated to land and improvements, $15.2 million was allocated to building and improvements, and $2.3 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the SpringHill Suites – Green Bay was approximately 9.8%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended November 30, 2015. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income/(loss) included in the Company’s consolidated statements of operations from the Hampton Inn — Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, the Hampton Inn — Des Moines (acquired February 4, 2015) and the Courtyard – Durham (acquired May 15, 2015) since their respective dates of acquisition for the period indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenue	$4,953,528	$1,620,917	$6,924,973	$2,174,339
Net income/(loss)	$668,085	$(170,547)	$482,834	$(338,236)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides unaudited pro forma results of operations for the period indicated, as if the Hampton Inn — Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, the Hampton Inn — Des Moines and the Courtyard – Durham had been acquired at the beginning of each period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma rental revenue	$5,273,732	$5,164,382	$9,389,467	$9,640,151
Pro forma net income/(loss) (1)	$160,931	$460,865	$(127,934)	$701,536
Pro forma net income/(loss) per Company's common share, basic and diluted (1)	$0.02	$0.40	$(0.02)	$0.83

(1)	Includes acquisition related expenses of $733,426 and $1,199,266 for the three and six months ended June 30, 2016 in connection with the acquisition of the Hampton Inn — Lansing, the Courtyard – Warwick and the SpringHill Suites – Green Bay and acquisition related expenses of $316,955 and $509,571 for the three and six months ended June 30, 2015, in connection with the acquisition of the Hampton Inn - Des Moines and the Courtyard - Durham.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$1,116,252	$556,508	$2,728,129	$1,067,615
Other offering costs	$367,127	$579,217	$491,487	$973,873

Since the Company’s inception through June 30, 2016, it has incurred approximately $6.1 million in selling commissions and dealer manager fees and $4.5 million of other offering costs in connection with the public offering of its shares of common stock.

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

Revolving promissory notes payable, net – related party

Des Moines Promissory Note

During the three and six months ended June 30, 2015, the Company incurred interest of $111,082 and $190,708, respectively, and during the six months ended June 30, 2015 paid origination fees of $100,000 on a $10.0 million revolving promissory note (the “Des Moines Promissory Note”) with the operating partnership of Lightstone II, which had no outstanding balance as of December 31, 2015 and expired on February 4, 2016.

Durham Promissory Note

On May 15, 2015, the Company entered into a $13.0 million revolving promissory note (the “Durham Promissory Note”) with the operating partnership of Lightstone II. The Durham Promissory Note had a term of one year, bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $130,000 to Lightstone II in connection with the Durham Promissory Note and pledged its ownership interest in the Courtyard – Durham as collateral.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 2, 2016, the Durham Promissory Note was repaid in full and has now expired. The outstanding principal balance and remaining availability under the Durham Promissory Note were $2.1 million and $10.9 million as of December 31, 2015. The Durham Promissory Note is included in revolving promissory note payable, net – related party on our consolidated balance sheet (net of debt issuance costs of $51,667 as of December 31, 2015).

During the three and six months ended June 30, 2016, the Company incurred interest of $59,287 and $108,418, respectively, and during both the three and six months ended June 30, 2015, the Company incurred interest of $98,192 on the Durham Promissory Note.

Lansing Promissory Note

On May 2, 2016, the Company entered into an $8.0 million Revolving Promissory Note (the “Lansing Promissory Note”) with the operating partnership of Lightstone II, of which $6.0 million was initially funded. The Lansing Promissory Note has a term of one year (with an option for an additional year), bears interest at a floating rate of three-month Libor plus 6.0% (6.65% as of June 30, 2016) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $80,000 to Lightstone II in connection with the Lansing Promissory Note and pledged its ownership interest in the Hampton Inn – Lansing as collateral for the Lansing Promissory Note. The outstanding principal balance and remaining availability under the Lansing Promissory Note were $6.0 million and $2.0 million, respectively, as of June 30, 2016. The Lansing Promissory Note is included in revolving promissory note payable, net – related party on our consolidated balance sheet (net of debt issuance costs of $66,667 as of June 30, 2016). On July 13, 2016, the Lansing Promissory Note was repaid in full and terminated (see Note 10 – Subsequent Events for additional information).

During both the three and six months ended June 30, 2016, the Company incurred interest of $66,612 on the Lansing Promissory Note.

Green Bay Promissory Note

On May 2, 2016, the Company entered into a Green Bay Promissory Note with the operating partnership Lightstone II, of which $10.2 million was initially funded. The Green Bay Promissory Note has a term of one year (with an option for an additional year), bears interest at a floating rate of three-month Libor plus 6.0% (6.65% as of June 30, 2016) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $145,000 to Lightstone II in connection with the Green Bay Promissory Note and pledged its ownership interest in the SpringHill Suites – Green Bay as collateral for the Green Bay Promissory Note. The outstanding principal balance and remaining availability under the Green Bay Promissory Note were $10.2 million and $4.3 million, respectively, as of June 30, 2016. The Green Bay Promissory Note is included in revolving promissory note payable, net – related party on our consolidated balance sheet (net of debt issuance costs of $120,833 as of June 30, 2016). On July 13, 2016, the Green Bay Promissory Note was repaid in full and terminated (see Note 10 – Subsequent Events for additional information).

During both the three and six months ended June 30, 2016, the Company incurred interest of $113,240 on the Green Bay Promissory Note.

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager (see Note 4), the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on behalf of the Company to the extent the Company does not have sufficient funds to pay such costs. As of December 31, 2015, the Company owed the Advisor and its affiliated entities an aggregate of approximately $1.2 million, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the consolidated balance sheet. During the six months ended June 30, 2016, the Company (i) was charged $75,963 for certain services and costs paid on its behalf, including $36,298 of offering-related costs that were recorded as a reduction of APIC, and (ii) made payments totaling approximately $1.2 million and as a result, the outstanding balance of $15,626 is included in due to related parties on the consolidated balance sheet as of June 30, 2016. During the six months ended June 30, 2015, the Company was charged $83,728 for offering-related costs that were recorded as a reduction of APIC.

During the three and six months ended June 30, 2016, the Advisor charged the Company acquisition fees of $182,500 and $411,500, respectively, of which $182,500 was unpaid and is included in due to related parties on the consolidated balance sheet as of June 30, 2016. During the three and six months ended June 30, 2015, the Company was charged and paid the Advisor acquisition fees of $160,000 and $269,000, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

From time to time, the Company may purchase title insurance from an agency in which its Sponsor owns a 50% limited partnership interest (the “Affiliated Title Insurance Agency”). Because the Affiliated Title Insurance Agency receives fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from the Affiliated Title Insurance Agency. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the three and six months ended June 30, 2016 the Company paid $4,250 and $39,125 , respectively, and during both the three and six months ended June 30, 2015 the Company paid $12,550 and $20,870, respectively, to the Affiliated Title Insurance Agency.

7.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets), accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments.

As of June 30, 2016 the estimated fair value of the revolving promissory notes payable – related party approximated its carrying value ($16.2 million) because of its floating interest rate.

8.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

9.	Distributions

Distribution Payments

On May 16, 2016, June 15, 2016 and July 15, 2016, the Company paid distributions for the months ended April 30, 2016, May 31, 2016 and June 30, 2016, respectively, of $1,000,301. The distributions were paid in full using a combination of cash and 19,309 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.03 per share. The distributions were paid from a combination of cash flows provided by operations ($825,940 or 83%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($174,361 or 17%).

Distribution Declaration

On August 4, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending December 31, 2016. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

10.	Subsequent Events

Revolving Credit Facility

On July 13, 2016, the Company, through certain subsidiaries, entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”), with Western Alliance Bank (“Western”). The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of Western. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties. On July 13, 2016, the Company received initial advances aggregating $45.4 million under the Revolving Credit Facility which is secured by five hotel properties consisting of the SpringHill Suites - Green Bay, the Hampton Inn - Des Moines, the Hampton Inn - Lansing, the Courtyard - Durham, and the Courtyard - Warwick, and as a result, $14.6 million remains available under the Revolving Credit Facility.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Approximately $14.4 million of the financing proceeds were used to repay in full the aggregate outstanding principal and interest on the Lansing Promissory Note and the Green Bay Promissory Note, which were terminated in connection with the closing of the Revolving Credit Facility. Additionally, approximately $0.3 million was held in escrow and is reserved for property improvements, repairs and real estate taxes and the Company paid approximately $1.0 million of financing fees. The remaining financing proceeds of approximately $31.0 million may be used for acquisitions, capital expenditures, working capital and other general corporate funding purposes, including distributions.

Acquisition of Home 2 Suites Hotel Portfolio

On August 2, 2016, the Company completed the portfolio acquisition of (i) a 139-room select service hotel located in Tukwila, Washington (the “Home 2 Suites – Tukwila”) and (ii) a 125-room select service hotel located in Salt Lake City, Utah (the “Home 2 Suites – Salt Lake” and collectively the “Home 2 Suites Hotel Portfolio”), from an unrelated third party, for an aggregate purchase price of approximately $47.3 million, excluding closing and other related transaction costs. Prior to the completion of the acquisition, the Company made a deposit of $2.0 million for the purchase of the Home 2 Suites Hotel Portfolio which is included in deposits on the consolidated balance sheets as of June 30, 2016. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $473,000. The acquisition was funded with offering proceeds.

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

Overview

Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III”) and Lightstone Value Plus REIT III, LP (the “Operating Partnership”) and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used. Lightstone REIT III intends to elect to qualify and be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

Principally through our Operating Partnership, we have and will continue to seek to acquire hotels and other commercial real estate assets primarily located in the United States. Our acquisitions may include both portfolios and individual properties and may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate.

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) which are offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, we adjusted our offering price to $9.50 per Common Share in our primary offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our primary offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of June 30, 2016 , we had received aggregate gross proceeds of approximately $67.9 million from the sale of 6.9 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). We initially expected to offer the Common Shares offered in our Primary Offering over a two-year period, or until July 15, 2016. However, because we had not sold all the Common Shares offered in our Primary Offering within two years, we will continue the Primary Offering for an additional year, until July 15, 2017, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current NAV per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. Through June 30, 2016, the Special Limited Partner purchased an aggregate of approximately 222 Subordinated Participation Interests in consideration of $11.1 million, including approximately 208 Subordinated Participation Interests in consideration of $10.4 million during the six months ended June 30, 2016. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’), both affiliates of the Sponsor, may serve as property managers and/or we may utilize third-party property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third-party not affiliated with us, our Sponsor or our Advisor, serves as the dealer manager of our public offering. In addition to Property Managers, the Advisor is also an affiliate of our Sponsor. These related parties will receive compensation and fees for services related to the investment and management of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages.

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

Portfolio Summary –

			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months Ended	Average Daily Rate For the Six Months Ended
Location	Year Built	Date Acquired	Available Rooms	June 30, 2016	June 30, 2016	June 30, 2016

Des Moines, Iowa	1987	2/4/2015	21,840	66%	$79.99	$121.53

Durham, North Carolina	1996	5/15/2015	26,572	76%	$78.37	$103.57

Lansing, Michigan	2013	3/10/2016	9,718	76%	$98.36	$129.32

Warwich, Rhode Island	2003	3/23/2016	9,200	82%	$111.10	$135.18

Green Bay, Wisconsin	2007	5/2/2016	7,620	78%	$99.78	$128.78

Critical Accounting Policies and Estimates

There were no material changes during the three months ended June 30, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

During 2015, we acquired our first investment property, the Hampton Inn – Des Moines on February 4, 2015 and subsequently acquired the Courtyard – Durham on May 15, 2015. During 2016, we acquired the Hampton Inn – Lansing on March 10, 2016, the Courtyard – Warwick on March 23, 2016 and the SpringHill Suites – Green Bay on May 2, 2016. As a result, we have five investment properties as of June 30, 2016. The operating results of these investment properties are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

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

Comparison of the Three Months Ended June 30, 2016 vs. June 30, 2015

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended June 30, 2016 is attributable to the Hampton Inn – Des Moines, the Courtyard – Durham, the Hampton Inn – Lansing, the Courtyard – Warwick and the SpringHill Suites – Green Bay.

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended June 30, 2015 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham.

Rental revenue

Rental revenue increased by $3.4 million to $5.0 million during the three months ended June 30, 2016 compared to $1.6 million for the same period in 2015. Approximately $2.6 million of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $0.7 million of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full quarter of operations in the 2015 period.

Property operating expenses

Property operating expenses increased by $1.9 million to $2.8 million during the three months ended June 30, 2016 compared to $0.9 million for the same period in 2015. Approximately $1.4 million of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $0.4 million of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full quarter of operations in the 2015 period.

Real estate taxes

Real estate taxes increased by $153,000 to $218,000 during the three months ended June 30, 2016 compared to $65,000 for the same period in 2015. Approximately $98,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $53,000 of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full quarter of operations in the 2015 period.

General and administrative expense

General and administrative expense increased by approximately $512,000 to $894,000 during the three months ended June 30, 2016 compared to $382,000 for the same period in 2015. The increase reflects (i) higher acquisition fees and acquisition-related costs of $416,000 in the 2016 period and (ii) an increase in accounting, legal and corporate filing fees.

Depreciation and amortization

Depreciation and amortization expense increased by $419,000 to $613,000 during the three months ended June 30, 2016 compared to $194,000 for the same period in 2015. Approximately $307,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $55,000 of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full quarter of operations in the 2015 period.

Interest expense

Interest expense was approximately $287,000 during the three months ended June 30, 2016 and compared to $256,000 for the same period in 2015. Interest expense is attributable to financings associated with our hotels.

Comparison of the Six Months Ended June 30, 2016 vs. June 30, 2015

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the six months ended June 30, 2016 is attributable to the Hampton Inn – Des Moines, the Courtyard – Durham, the Hampton Inn – Lansing, the Courtyard – Warwick and SpringHill Suites – Green Bay.

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the six months ended June 30, 2015 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham.

Rental revenue

Rental revenue increased by $4.8 million to $6.9 million during the six months ended June 30, 2016 compared to $2.2 million for the same period in 2015. Approximately $2.9 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $1.7 million of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full six months of operations in the 2015 period.

Property operating expenses

Property operating expenses increased by $2.9 million to $4.1 million during the six months ended June 30, 2016 compared to $1.2 million for the same period in 2015. Approximately $1.7 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $1.1 million of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full six months of operations in the 2015 period.

Real estate taxes

Real estate taxes increased by $220,000 to $317,000 during the six months ended June 30, 2016 compared to $97,000 for the same period in 2015. Approximately $114,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period and $90,000 of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full six months of operations in the 2015 period.

General and administrative expense

General and administrative expense increased by $0.8 million to $1.5 million during the six months ended June 30, 2016 compared to $0.7 million for the same period in 2015. The increase reflects (i) higher acquisition fees and acquisition-related costs of $0.7 million in the 2016 period and (ii) an increase in accounting and corporate filing fees.

Depreciation and amortization

Depreciation and amortization expense increased by $640,000 to $892,000 during the six months ended June 30, 2016 compared to $252,000 for the same period in 2015. Approximately $334,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period and $215,000 of the increase was attributable to the Courtyard – Durham which was acquired on May 15, 2015 and did not have a full six months of operations in the 2015 period.

Interest expense

Interest expense was approximately $377,000 during the six months ended June 30, 2016 and compared to $352,000 for the same period in 2015. Interest expense is attributable to financings associated with our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2016, our primary source of funds were (i) $29.0 million of proceeds from our sale of shares of common stock under our Offering, (ii) $14.1 million in net proceeds from our revolving promissory notes payable – related party and (iii) $10.4 million from the purchase of approximately 208 Subordinated Participation Interests by the Special Limited Partner.

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

As of June 30, 2016, we had two revolving promissory notes, the $8.0 million Lansing Promissory Note and the $14.5 million Green Bay Promissory Note, both from the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a REIT also sponsored by our Sponsor. The Lansing Promissory Note and the Green Bay Promissory Note each had terms of one year, with an option to extend for an additional year that would have expired on May 15, 2017 with an aggregate outstanding principal balance and remaining aggregate availability of $16.2 million and $6.3 million, respectively. However, as discussed below, these two revolving promissory notes were repaid in full on July 13, 2016 and terminated.

Revolving Credit Facility

On July 13, 2016, we, through certain subsidiaries, entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”), with Western Alliance Bank (“Western”). The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of Western. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, we may designate properties as collateral that allows us to borrow up to a 65.0% loan-to-value ratio of the properties. On July 13, 2016 we received initial advances aggregating $45.4 million under the Revolving Credit Facility which is secured by five hotel properties consisting of the SpringHill Suites - Green Bay, the Hampton Inn - Des Moines, the Hampton Inn - Lansing, the Courtyard - Durham, and the Courtyard - Warwick, and as a result, $14.6 million remained available under the Revolving Credit Facility.

Approximately $14.4 million of the financing proceeds were used to repay in full the aggregate outstanding principal and interest on the Lansing Promissory Note and the Green Bay Promissory Note, which were terminated in connection with the closing of the Revolving Credit Facility. The remaining financing proceeds of approximately $31.0 million may be used for acquisitions, capital expenditures, working capital and other general corporate funding purposes, including distributions.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2016, our total borrowings were approximately $16.2 million which represented 24% of our net assets.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$1,116,252	$556,508	$2,728,129	$1,067,615
Other offering costs	$367,127	$579,217	$491,487	$973,873

Since commencement of our Offering through June 30, 2016, we have incurred approximately $6.1 million in selling commissions and dealer manager fees and $4.5 million of other offering costs in connection with the public offering of shares of our common stock. Our Advisor has and we expect will continue to advance organization and offering costs to the extent that we do not have the funds available to pay such expenses, although our Advisor is under no obligation to continue to advance such expenses.  As of December 31, 2015, we owed the Advisor and its affiliated entities an aggregate of approximately $1.2 million, which was principally for organization and offering costs paid on our behalf. During the six months ended June 30, 2016, we were (i) charged $75,963 for certain services and costs paid on our behalf, including $36,298 of offering-related costs that were recorded as a reduction of APIC, and (ii) made payments totaling approximately $1.2 million and as a result, the outstanding balance of $15,626 is included in due to related parties on the consolidated balance sheet as of June 30, 2016. Additionally, during the six months ended June 30, 2016, the Advisor charged us acquisition fees of $411,500, of which $182,500 was unpaid and is included in due to related parties on the consolidated balance sheet was as of June 30, 2016.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$1,878,104	$179,448
Net cash used in investing activities	(45,170,113)	(26,273,699)
Net cash provided by financing activities	47,543,041	26,960,383
Net change in cash	4,251,032	866,132
Cash, beginning of year	6,747,401	1,738,026
Cash, end of the period	$10,998,433	$2,604,158

Our principal sources of cash flow were derived from proceeds received from our Offering, proceeds received under our Revolving Promissory Notes Payable – Related Party, proceeds from the purchase of Subordinated Participation Interests by the Special Limited Partner and operating cash flows provided by our properties. In the future, we expect to acquire additional properties which we expect will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our public offerings. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities and financings.

Operating activities

The net cash provided by operating activities of $1.9 million during the six months ended June 30, 2016 consisted of our net loss of $0.3 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $1.0 million and net changes in operating assets and liabilities of $1.2 million.

Investing activities

The cash used in investing activities of $45.2 million during the six months ended June 30, 2016 primarily consisted of approximately $10.5 million for the purchase of the Hampton Inn –Lansing, $12.4 million for the purchase of the Courtyard – Warwick, $18.3 million for the purchase of the SpringHill Suites – Green Bay and refundable escrow deposits of $3.0 million.

Financing activities

The net cash provided by financing activities of $47.5 million during the six months ended June 30, 2016 consisted of $29.0 million of offering proceeds, $14.1 million in net proceeds from our Revolving Promissory Notes Payable – Related Party and $10.4 million for the purchase of approximately 208 Subordinated Participation Interests by the Special Limited Partner partially offset by the payment of $4.3 million of commissions and offering costs, cash distributions of $1.1 million to our common stockholders and the payment of loan fees and expenses of $0.5 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The Offering provides for 10.0 million shares available for issuance under our DRIP at a discounted price equivalent to 95% of the Primary Offering price per share. Through June 30, 2016, approximately 82,000 shares of common stock had been issued under our DRIP and approximately 9.9 million shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of June 30, 2016, approximately 5,000 shares of common stock have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

As of June 30, 2016, we had two revolving promissory notes, the $8.0 million Lansing Promissory Note and the $14.5 million Green Bay Promissory Note, both from the operating partnership of Lightstone II. The Lansing Promissory Note and the Green Bay Promissory Note each had terms of one year, with an option to extend for an additional year that would have expired on May 15, 2017 with an aggregate outstanding principal balance and remaining aggregate availability of $16.2 million and $6.3 million, respectively, as of June 30, 2016. However, as previously discussed, these two revolving promissory notes were repaid in full on July 13, 2016 and terminated.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income/(loss)	$137,444	$(213,953)	$(264,167)	$(430,581)
FFO adjustments:
Depreciation and amortization of real estate assets	613,436	194,427	891,752	251,872
FFO	750,880	(19,526)	627,585	(178,709)
MFFO adjustments:

Acquisition and other transaction related costs expensed	733,426	316,955	1,199,266	509,571
MFFO	1,484,306	297,429	1,826,851	330,862
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$1,484,306	$297,429	$1,826,851	$330,862

Net income/(loss)	$137,444	$(213,953)	$(264,167)	$(430,581)
Less: net (income)/loss attributable to noncontrolling interests	(8)	39	2	73
Net income/(loss) applicable to Company's common shares	$137,436	$(213,914)	$(264,165)	$(430,508)
Net income/(loss) per common share, basic and diluted	$0.02	$(0.19)	$(0.05)	$(0.51)

FFO	$750,880	$(19,526)	$627,585	$(178,709)
Less: FFO attributable to noncontrolling interests	(25)	(3)	(25)	17
FFO attributable to Company's common shares	$750,855	$(19,529)	$627,560	$(178,692)
FFO per common share, basic and diluted	$0.11	$(0.02)	$0.11	$(0.21)

MFFO - IPA recommended format	$1,484,306	$297,429	$1,826,851	$330,862
Less: MFFO attributable to noncontrolling interests	(46)	(47)	(62)	(73)
MFFO attributable to Company's common shares	$1,484,260	$297,382	$1,826,789	$330,789

Weighted average number of common shares outstanding, basic and diluted	6,686,377	1,151,224	5,756,835	841,614

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date June 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			May 2, 2016		November 13, 2015 & March 14, 2016

Date distribution paid			May 16, 2016, June 15, 2016, & July 15, 2016		February 15, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$1,188,844		$825,940		$362,904
Distributions reinvested	533,619		174,361		359,258
Total Distributions	$1,722,463		$1,000,301		$722,162

Source of distributions:
Cash flows provided by operations	$1,188,844	69%	$825,940	83%	$242,327	34%
Offering proceeds	-	0%	-	-	120,577	17%
Proceeds from issuance of common stock through DRIP	533,619	31%	174,361	17%	359,258	49%
Total Sources	$1,722,463	100%	$1,000,301	100%	$722,162	100%

Cash flows provided by operations (GAAP basis)	$1,878,104		$1,635,777		$242,327

Number of shares of common stock issued pursuant to the Company's DRIP	57,126		19,309		37,817

	Year to Date June 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			May 14, 2014		January 14, 2015

Date distribution paid			May 15, 2015, June 15, 2015, & July 15, 2015		March 15, 2015 & April 15, 2015

Distributions paid	$180,700		$112,612		$68,088
Distributions reinvested	79,043		59,605		19,438
Total Distributions	$259,743		$172,217		$87,526

Source of distributions:
Cash flows provided by operations	$179,448	69%	$112,615	65%	$-	-
Offering proceeds	1,252	1%	-	-	68,088	78%
Proceeds from issuance of common stock through DRIP	79,043	30%	59,605	35%	19,438	22%
Total Sources	$259,743	100%	$172,220	100%	$87,526	100%

Cash flows provided by operations (GAAP basis)	$179,448		$285,757		$(106,309)

Number of shares of common stock issued pursuant to the Company's DRIP	8,320		6,274		2,046

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2016
FFO attributable to Company's common shares	$888,591
Distributions Paid	$2,394,369

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2016, we did not have any derivative agreements outstanding.

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets), accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments.

As of June 30, 2016, the estimated fair value of the Revolving Promissory Note Payable – Related Party approximated its carrying value ($16.2 million) because of its floating interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of June 30, 2016, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company discussed in its Annual Report on Form 10-K various risks that may materially affect its business. The Company uses this section to update this discussion to reflect material developments since its Form 10-K was filed. For the quarter ended June 30, 2016, there were no such material developments.

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

The Company’s registration statement on Form S-11 (File No. 333-195292) (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share, (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts, (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which are offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of June 30, 2016, the Company had received gross proceeds of $67.9 million from the sale of 6.9 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company initially expected to offer the Common Shares offered in its Primary Offering over a two-year period, or until July 15, 2016. However, because the Company had not sold all the Common Shares offered in its Primary Offering within two years, the Company will continue the Primary Offering for an additional year, until July 15, 2017, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated NAV per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. Through June 30, 2016, the Special Limited Partner purchased approximately 222 Subordinated Participation Interests in consideration of $11.1 million, including approximately 208 Subordinated Participation Interests in consideration of $10.4 million during the six months ended June 30, 2016. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

The Company has and expects to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses the Company has incurred from October 5, 2012 (date of inception) through June 30, 2016 in connection with the issuance and distribution of registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$6,148,837
Other expenses incurred and paid to non-affiliates	4,502,903
Total offering expenses incurred	$10,651,740

From the Company’s inception date through June 30, 2016, it has used the cumulative net offering proceeds received of approximately $68.2 million (including the purchase of an aggregate of $10.3 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $10.7 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of financings	$55,881,637
Cash and cash equivalents, as adjusted	9,270,488
Cash distributions not funded by operations	-
Funding of restricted escrows	3,000,000
Other uses (primarily timing of payables)	84,361
Total uses	$68,236,486

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 8, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: August 8, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

