Form 10-Q
period 2016-09-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2016-11-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐     No ☑

As of November 7, 2016, there were approximately 10.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investment property:
Land and improvements	$21,852,141	$2,205,864
Building and improvements	94,809,805	22,258,087
Furniture and fixtures	13,602,631	2,501,282
Construction in progress	178,126	1,175,110

Gross investment property	130,442,703	28,140,343
Less accumulated depreciation	(2,548,265)	(731,289)
Net investment property	127,894,438	27,409,054

Cash	10,638,136	6,747,401
Deposits	590,340	1,000,000
Prepaid expenses and other assets	3,019,959	459,105
Total Assets	$142,142,873	$35,615,560

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,395,121	$1,285,160
Mortgage payable	44,524,725	-
Revolving promissory notes payable, net - related party	-	2,003,614
Due to related parties	-	1,159,314
Distributions payable	487,809	188,253
Total liabilities	48,407,655	4,636,341

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 10,136,990 and 4,009,656 shares issued and outstanding, respectively	101,370	40,097
Additional paid-in-capital	85,914,308	32,081,648
Subscription receivable	(110,862)	(344,371)
Accumulated deficit	(4,262,205)	(1,499,970)
Total Company stockholders' equity	81,642,611	30,277,404

Noncontrolling interests	12,092,607	701,815

Total Stockholders' Equity	93,735,218	30,979,219

Total Liabilities and Stockholders' Equity	$142,142,873	$35,615,560

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$7,623,494	$2,168,262	$14,548,467	$4,342,601

Expenses:
Property operating expenses	4,081,502	1,271,186	8,183,140	2,517,715
Real estate taxes	261,822	74,289	579,077	170,842
General and administrative costs	841,658	124,824	2,340,492	778,093
Depreciation and amortization	959,128	247,160	1,850,880	499,032

Total operating expenses	6,144,110	1,717,459	12,953,589	3,965,682

Operating income	1,479,384	450,803	1,594,878	376,919

Interest expense	(874,809)	(330,198)	(1,252,246)	(682,431)
Other (expense)/income, net	(24,059)	1,470	(26,283)	(2,994)

Net income/(loss)	580,516	122,075	316,349	(308,506)

Less: net (income)/loss attributable to noncontrolling interests	(14)	(25)	(12)	48

Net income/(loss) applicable to Company's common shares	$580,502	$122,050	$316,337	$(308,458)

Net income/(loss) per Company's common shares, basic and diluted	$0.06	$0.06	$0.05	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	8,963,369	1,887,861	6,833,481	1,194,195

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares					Total
	Common Shares	Amount	Additional Paid- In Capital	Subscription Receivable	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2015	4,009,656	$40,097	$32,081,648	$(344,371)	$(1,499,970)	$701,815	$30,979,219

Net income	-	-	-	-	316,337	12	316,349
Distributions declared	-	-	-	-	(3,078,572)	-	(3,078,572)
Distributions paid to noncontrolling interests	-	-	-	-	-	(90)	(90)
Contributions from noncontrolling interests	-	-	-	-	-	11,390,870	11,390,870
Proceeds from offering	6,034,597	60,346	59,039,575	233,509	-	-	59,333,430
Selling commissions and dealer manager fees	-	-	(5,589,904)	-	-	-	(5,589,904)
Other offering costs	-	-	(478,963)	-	-	-	(478,963)
Shares issued from distribution reinvestment program	110,839	1,108	1,042,790	-	-	-	1,043,898
Redemption and cancellation of shares	(18,102)	(181)	(180,838)	-	-	-	(181,019)

BALANCE, September 30, 2016	10,136,990	$101,370	$85,914,308	$(110,862)	$(4,262,205)	$12,092,607	$93,735,218

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$316,349	$(308,506)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,850,880	499,032
Amortization of deferred financing costs	353,510	120,833
Other non-cash adjustments	8,023	6,564
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(1,511,176)	(212,642)
Increase in accounts payable and other accrued expenses	1,961,853	472,510
(Decrease)/increase in due to related parties	(102,356)	1,695

Net cash provided by operating activities	2,877,083	579,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(102,115,026)	(26,307,573)
Refundable escrow deposits	(460,000)	-

Cash used in investing activities	(102,575,026)	(26,307,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory notes payable - related party	24,200,000	20,200,000
Proceeds from mortgage payable	45,370,000	-
Payments on revolving promissory notes payable - related party	(26,255,281)	(8,237,709)
Payment of loan fees and expenses	(1,397,118)	(230,000)
Proceeds from issuance of common stock	59,333,430	20,289,271
Payment of commissions and offering costs	(7,136,996)	(3,338,417)
Contribution of noncontrolling interests	11,390,870	-
Distributions to noncontrolling interests	(90)	(86)
Distributions to common stockholders	(1,735,118)	(287,262)
Redemption and cancellation of common shares	(181,019)	-

Net cash provided by financing activities	103,588,678	28,395,797

Net change in cash	3,890,735	2,667,710
Cash, beginning of year	6,747,401	1,738,026
Cash, end of period	$10,638,136	$4,405,736

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$686,053	$549,295
Distributions declared, but not paid	$487,809	$109,640
Commissions and other offering costs accrued but not paid	$413,336	$273,876
Subscription receivable	$110,862	$265,700
Value of shares issued from distribution reinvestment program	$1,043,898	$148,371
Application of deposit to acquisition of investment property	$869,660	$500,000
Contribution of non-controlling interest received as offset to due to related party	$-	$700,000
Investment property acquired but not paid	$81,627	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated on October 5, 2012, in Maryland, elected to qualify to be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. The Company has and will continue to seek to acquire hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of September 30, 2016 in the Operating Partnership’s partner units.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share, (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which are offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of September 30, 2016, the Company had received gross proceeds of $98.2 million from the sale of 10.1 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company initially expected to offer the Common Shares offered in its Primary Offering over a two-year period, or until July 15, 2016. However, because the Company had not sold all the Common Shares offered in its Primary Offering within two years, the Company will continue the Primary Offering for an additional year, until July 15, 2017, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

Through September 30, 2016, the Special Limited Partner has purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million, including approximately 228 Subordinated Participation Interests in consideration of $11.4 million during the nine months ended September 30, 2016.  The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2016, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The SEC staff noted that this update did not address situations where a company has debt issuance costs related to line-of-credit arrangements. As a result, the FASB issued an additional update which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard during the quarter ended March 31, 2016. As a result of adopting this standard on a retrospective basis, $51,667 was reclassified out of prepaid expenses and other assets and was reclassified into revolving promissory notes payable, net - related party on the consolidated balance sheet as of December 31, 2015.

3.	Acquisitions

Hampton Inn – Lansing

On March 10, 2016, the Company completed the acquisition of an 86-room select service hotel located in Lansing, Michigan (the “Hampton Inn – Lansing”) from an unrelated third party, for an aggregate purchase price of approximately $10.5 million less adjustments, paid in cash, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, $105,000. The acquisition was funded with offering proceeds.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Courtyard – Warwick

On March 23, 2016, the Company completed the acquisition of a 92-room select service hotel located in Warwick, Rhode Island (the “Courtyard – Warwick”) from an unrelated third party, for an aggregate purchase price of $12.4 million, less adjustments, paid in cash, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, $124,000. The acquisition was funded with offering proceeds.

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

Home2 Suites Hotel Portfolio

On August 2, 2016, the Company completed the acquisition of a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”) from an unrelated third party, for an aggregate purchase price of approximately $47.3 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $473,000. The acquisition was funded with offering proceeds.

The acquisition of the Home2 Suites Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Home2 Suites Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $16.2 million was allocated to land and improvements, $26.4 million was allocated to building and improvements, and $4.7 million was allocated to furniture and fixtures and other assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The capitalization rate for the acquisition of the Home2 Suites Hotel Portfolio was approximately 8.4%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Fairfield Inn– Austin

On September 13, 2016, the Company completed the acquisition of a 84-room select service hotel located in Austin, Texas (the “Fairfield Inn– Austin”) from an unrelated third party, for an aggregate purchase price of approximately $12.0 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $120,000. The acquisition was funded with offering proceeds.

The acquisition of the Fairfield Inn– Austin was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Fairfield Inn– Austin has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $1.5 million was allocated to land and improvements, $9.0 million was allocated to building and improvements, and $1.5 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Fairfield Inn– Austin was approximately 8.7%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended April 30, 2016. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income/(loss) included in the Company’s consolidated statements of operations from the Hampton Inn — Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, the Home2 Suites Hotel Portfolio, the Fairfield Inn– Austin, the Hampton Inn — Des Moines (acquired February 4, 2015) and the Courtyard – Durham (acquired May 15, 2015) since their respective dates of acquisition for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Rental revenue	$7,623,494	$2,168,262	$14,548,467	$4,342,601
Net income/(loss)	$1,037,723	$224,413	1,520,557	$(113,823)

The following table provides unaudited pro forma results of operations for the period indicated, as if the Hampton Inn — Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, the Home2 Suites Hotel Portfolio, the Fairfield Inn– Austin the Hampton Inn — Des Moines and the Courtyard – Durham had been acquired at the beginning of each period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma rental revenue	$8,969,829	$7,512,949	$24,274,503	$20,509,619
Pro forma net income (1)	$676,200	$839,908	$881,857	$2,062,517

Pro forma net income per Company's common share, basic and diluted (1)	$0.08	$0.44	$0.13	$1.73

(1)	Includes acquisition related expenses of $661,283 and $1,860,549 for the three and nine months ended September 30, 2016 in connection with the acquisition of the Hampton Inn — Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, Home2 Suites Hotel Portfolio and the Fairfield Inn– Austin and acquisition related expenses of $44,918 and $554,489 for the three and nine months ended September 30, 2015, in connection with the acquisition of the Hampton Inn - Des Moines and the Courtyard - Durham.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Mortgage payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of September 30, 2016	Maturity Date	Amount Due at Maturity	As of September 30, 2016	As of December 31, 2015

Revolving Credit Facility, secured by five properties	LIBOR + 4.95%	5.65%	July 2019	45,370,000	45,370,000	-

Less: Deferred financing costs					(845,275)

Total mortgage payable, net					$44,524,725	$-

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2016:

	Remainder of
	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$-	$-	$-	$45,370,000	$-	$-	$45,370,000

Less: Deferred financing costs							(845,275)

Total principal maturiteis, net							$44,524,725

On July 13, 2016, the Company, through certain subsidiaries, entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”), with a bank. The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties. On July 13, 2016, the Company received initial advances aggregating $45.4 million under the Revolving Credit Facility which is secured by five hotel properties consisting of a SpringHill Suites hotel located in Green Bay, Wisconsin, two Hampton Inn hotels located in Des Moines, Iowa and Lansing, Michigan, respectively, and two Courtyard by Marriott hotels located in Durham, North Carolina and Warwick, Rhode Island, respectively, and as a result, $14.6 million remains available under the Revolving Credit Facility.

Approximately $14.4 million of the financing proceeds were used to repay the outstanding interest and principal balance on two existing revolving promissory notes (see Note 7).

Debt Compliance

The Revolving Credit Facility requires the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$2,861,775	$809,752	$5,589,904	$1,877,367
Other offering costs	$(12,524)	$524,175	$478,963	$1,498,048

Since the Company’s inception through September 30, 2016, it has incurred approximately $9.0 million in selling commissions and dealer manager fees and $4.5 million of other offering costs in connection with the public offering of its shares of common stock.

6.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing earnings attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

7.	Related Party Transactions

Revolving promissory notes payable, net – related party

Des Moines Promissory Note

During the three and nine months ended September 30, 2015, the Company incurred interest of $98,750 and $289,658, respectively, and during the nine months ended September 30, 2015 paid origination fees of $100,000 on a $10.0 million revolving promissory note (the “Des Moines Promissory Note”) with the operating partnership of Lightstone II, which had no outstanding balance as of December 31, 2015 and expired on February 4, 2016.

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

On May 2, 2016, the Durham Promissory Note was repaid in full and has now expired. The outstanding principal balance was $2.1 million as of December 31, 2015. The Durham Promissory Note is included in revolving promissory note payable, net – related party on our consolidated balance sheet (net of debt issuance costs of $51,667 as of December 31, 2015).

During the nine months ended September 30, 2016, the Company incurred interest expense of $151,751, including origination fees expensed of $43,433 and during the three and nine months ended September 30, 2015, the Company incurred interest expense of $173,748 and $271,940, respectively, on the Durham Promissory Note, including origination fees expensed of $54,167.

Lansing Promissory Note

On May 2, 2016, the Company entered into an $8.0 million Revolving Promissory Note (the “Lansing Promissory Note”) with the operating partnership of Lightstone II, of which $6.0 million was initially funded. The Lansing Promissory Note had a term of one year (with an option for an additional year), bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $80,000 to Lightstone II in connection with the Lansing Promissory Note and pledged its ownership interest in the Hampton Inn – Lansing as collateral for the Lansing Promissory Note. On July 13, 2016, the Lansing Promissory Note was repaid in full and terminated (see Note 4 ).

During the three and nine months ended September 30, 2016, the Company incurred interest expense of $81,483 and $161,428, respectively, on the Lansing Promissory Note, including origination fees expensed of $80,000.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Green Bay Promissory Note

On May 2, 2016, the Company entered into a Green Bay Promissory Note with the operating partnership Lightstone II, of which $10.2 million was initially funded. The Green Bay Promissory Note had a term of one year (with an option for an additional year), bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $145,000 to Lightstone II in connection with the Green Bay Promissory Note and pledged its ownership interest in the SpringHill Suites – Green Bay as collateral for the Green Bay Promissory Note. On July 13, 2016, the Green Bay Promissory Note was repaid in full and terminated (see Note 4).

During the three and nine months ended September 30, 2016, the Company incurred interest expense of $147,228 and $248,635, respectively, on the Green Bay Promissory Note, including origination fees expensed of $145,000.

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager (see Note 5), the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on behalf of the Company to the extent the Company does not have sufficient funds to pay such costs. As of December 31, 2015, the Company owed the Advisor and its affiliated entities an aggregate of approximately $1.2 million, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the consolidated balance sheet. During the nine months ended September 30, 2016, the Company (i) was charged $88,010 for certain services and costs paid on its behalf, including $36,298 of offering-related costs that were recorded as a reduction of APIC, and (ii) made payments totaling approximately $1.3 million and as a result, as of September 30, 2016, no amounts were due to the Advisor. During the nine months ended September 30, 2015, the Company was charged $83,728 for offering-related costs that were recorded as a reduction of APIC.

During the three and nine months ended September 30, 2016, the Company paid the Advisor acquisition fees of approximately $593,000 and approximately $1.0 million, respectively. During the three and nine months ended September 30, 2015, the Company paid the Advisor acquisition fees of $0 and $269,000, respectively.

From time to time, the Company may purchase title insurance from an agency in which its Sponsor owns a 50% limited partnership interest (the “Affiliated Title Insurance Agency”). Because the Affiliated Title Insurance Agency receives fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from the Affiliated Title Insurance Agency. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the three and nine months ended September 30, 2016 the Company paid $104,648 and $143,768 , respectively, and during both the three and nine months ended September 30, 2015 the Company paid $0 and $20,870, respectively, to the Affiliated Title Insurance Agency.

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets), accounts payable and accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

As of September 30, 2016, the estimated fair value of the mortgage payable approximated its carrying value ($45.4 million) because of its floating interest rate.

9.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Distributions

Distribution Payments

On August 14, 2016, September 15, 2016 and October 14, 2016, the Company paid distributions for the months ended July 31, 2016, August 31, 2016 and September 30, 2016, respectively, of $1,356,109. The distributions were paid in full using a combination of cash and 68,153 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distributions were paid from a combination of cash flows provided by operations ($708,655 or 52%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($647,455 or 48%).

Distribution Declaration

On November 14, 2016, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending March 31, 2017. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s DRIP.

11.	Subsequent Events

Home2 Suites Promissory Note

On October 5, 2016, the Company, entered into a promissory note (the “Home2 Suites Promissory Note”) for approximately $28.4 million. The Home2 Suites Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by the Home2 Suites Hotel Portfolio.

Acquisition of Staybridge Suites Located in Austin, Texas (the “Staybridge – Austin”)

On October 7, 2016, the Company completed the acquisition of an 80-room select service hotel located Austin, Texas, (the “Staybridge – Austin”) from an unrelated third party, for an aggregate purchase price of approximately $10.0 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, $100,000. The acquisition was funded with approximately $10.0 million of of proceeds from the Home2 Suites Promissory Note.

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

Overview

Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III”) and Lightstone Value Plus REIT III, LP (the “Operating Partnership”) and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used. Lightstone REIT III elected to qualify and be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

Principally through our Operating Partnership, we have and will continue to seek to acquire hotels and other commercial real estate assets primarily located in the United States. Our acquisitions may include both portfolios and individual properties and may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate.

Our registration statement on Form S-11(the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) which are offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by SEC under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, we adjusted our offering price to $9.50 per Common Share in our primary offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our primary offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of September 30, 2016, we had received aggregate gross proceeds of approximately $98.2 million from the sale of 10.1 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). We initially expected to offer the Common Shares offered in our Primary Offering over a two-year period, or until July 15, 2016. However, because we had not sold all the Common Shares offered in our Primary Offering within two years, we will continue the Primary Offering for an additional year, until July 15, 2017, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. We reserve the right to reallocate the shares of common stock we are offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current NAV per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. Through September 30, 2016, the Special Limited Partner purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million, including approximately 228 Subordinated Participation Interests in consideration of $11.4 million during the nine months ended September 30, 2016. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

Portfolio Summary –

				Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months Ended	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Date Acquired	Available Rooms	September 30, 2016	September 30, 2016	September 30, 2016

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	32,880	69%	$86.19	$124.37
							.
Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	40,004	75%	$76.63	$102.76

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	17,630	77%	$98.73	$128.17
							.
Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	17,664	85%	$118.20	$138.49

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	19,304	80%	$114.54	$143.56

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	7,500	79%	$95.24	$120.90

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	8,340	90%	$132.63	$147.56

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	1,512	71%	$85.28	$119.50

			Total	144,834	77%	$95.89	$124.94

Critical Accounting Policies and Estimates

There were no material changes during the three months ended September 30, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

During 2015, we acquired our first investment property, the Hampton Inn – Des Moines on February 4, 2015 and subsequently acquired the Courtyard – Durham on May 15, 2015. During 2016, we acquired the Hampton Inn – Lansing on March 10, 2016, the Courtyard – Warwick on March 23, 2016, the SpringHill Suites – Green Bay on May 2, 2016, the Home2 Suites Hotel Portfolio on August 2, 2016 and the Fairfield Inn – Austin on September 16, 2016. As a result, we have eight investment properties as of September 30, 2016. The operating results of these investment properties are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

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

Comparison of the Three Months Ended September 30, 2016 vs. September 30, 2015

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended September 30, 2016 is attributable to the Hampton Inn – Des Moines, the Courtyard – Durham, the Hampton Inn – Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, the Home2 Suites Hotel Portfolio from August 2, 2016 and the Fairfield Inn – Austin from September 13, 2016.

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended September 30, 2015 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham.

Rental revenue

Rental revenue increased by $5.4 million to $7.6 million during the three months ended September 30, 2016 compared to 2.2 million for the same period in 2015. Approximately $5.4 million of the increase was attributable to the hotels acquired subsequent to the 2015 period.

Property operating expenses

Property operating expenses increased by $2.8 million to $4.1 million during the three months ended September 30, 2016 compared to $1.3 million for the same period in 2015. Approximately $2.8 million of the increase was attributable to the hotels acquired subsequent to the 2015 period.

Real estate taxes

Real estate taxes increased by $187,533 to $261,822 during the three months ended September 30, 2016 compared to $74,289 for the same period in 2015. Approximately $161,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $20,000 of the increase was attributable to the Hampton Inn – Des Moines.

General and administrative expense

General and administrative expense increased by $716,834 to $841,658 during the three months ended September 30, 2016 compared to $124,824 for the same period in 2015. The increase reflects (i) higher acquisition fees and acquisition-related costs of approximately $615,000 in the 2016 period and (ii) an increase in accounting, legal and corporate filing fees.

Depreciation and amortization

Depreciation and amortization expense increased by $711,968 to $959,128 during the three months ended September 30, 2016 compared to $247,160 for the same period in 2015. Approximately $668,000 of the increase was attributable to the hotels acquired subsequent to the 2015 period. Approximately $44,000 of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham.

Interest expense

Interest expense was $847,809 during the three months ended September 30, 2016 and compared to $330,198 for the same period in 2015. Interest expense is attributable to financings associated with our hotels which included origination fees of $187,500.

Comparison of the Nine Months Ended September 30, 2016 vs. September 30, 2015

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the nine months ended September 30, 2016 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham and the Hampton Inn – Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, the Home2 Suites Hotel Portfolio and the Fairfield Inn – Austin from their respective dates of acquisition.

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the nine months ended September 30, 2015 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham from their respective dates of acquisition.

Rental revenue

Rental revenue increased by $10.2 million to $14.5 million during the nine months ended September 30, 2016 compared to $4.3 million for the same period in 2015. Approximately $8.3 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $1.9 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full nine months of operations in the 2015 period.

Property operating expenses

Property operating expenses increased by $5.7 million to $8.2 million during the nine months ended September 30, 2016 compared to $2.5 million for the same period in 2015. Approximately $4.4 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $1.3 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full nine months of operations in the 2015 period.

Real estate taxes

Real estate taxes increased by $0.4 million to $0.6 million during the nine months ended September 30, 2016 compared to $0.2 million for the same period in 2015. Approximately $0.3 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $0.1 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full nine months of operations in the 2015 period.

General and administrative expense

General and administrative expense increased by $1.5 million to $2.3 million during the nine months ended September 30, 2016 compared to $0.8 million for the same period in 2015. The increase reflects (i) higher acquisition fees and acquisition-related costs of $1.3 million in the 2016 period and (ii) an increase in accounting and corporate filing fees.

Depreciation and amortization

Depreciation and amortization expense increased by $1.4 million to $1.9 million during the nine months ended September 30, 2016 compared to $0.5 million for the same period in 2015. Approximately $1.3 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $0.1 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full nine months of operations in the 2015 period.

Interest expense

Interest expense was $1.3 million during the nine months ended September 30, 2016 and compared to $0.7 million for the same period in 2015. Interest expense is attributable to financings associated with our hotels Interest expense is attributable to financings associated with our hotels which included origination fees of $276,667.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2016, our primary source of funds were (i) $59.3 million of proceeds from our sale of shares of common stock under our Offering, (ii) $45.4 million in proceeds from our mortgage payable and (iii) $11.4 million from the purchase of approximately 228 Subordinated Participation Interests by the Special Limited Partner.

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

Revolving Credit Facility

On July 13, 2016, we entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”), with a bank. The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of the lender. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, we may designate properties as collateral that allows us to borrow up to a 65.0% loan-to-value ratio of the properties. On July 13, 2016 we received initial advances aggregating $45.4 million under the Revolving Credit Facility which is secured by five hotel properties consisting of the SpringHill Suites - Green Bay, the Hampton Inn - Des Moines, the Hampton Inn - Lansing, the Courtyard - Durham, and the Courtyard - Warwick, and as a result, $14.6 million remained available under the Revolving Credit Facility.’

Approximately $14.4 million of the financing proceeds were used to repay the outstanding interest and principal balance on two existing revolving promissory notes which were terminated in connection with the closing of the Revolving Credit Facility.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a promissory note (the “Home2 Suites Promissory Note”) for approximately $28.4 million. The Home2 Suites Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by the Home2 Suites Hotel Portfolio.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2016, our total borrowings were approximately $45.4 million which represented 48% of our net assets.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Selling commissions and dealer manager fees	$2,861,775	$809,752	$5,589,904	$1,877,367
Other offering costs	$(12,524)	$524,175	$478,963	$1,498,048

Since commencement of our Offering through September 30, 2016, we have incurred approximately $9.0 million in selling commissions and dealer manager fees and $4.5 million of other offering costs in connection with the public offering of shares of our common stock. Our Advisor has and we expect will continue to advance organization and offering costs to the extent that we do not have the funds available to pay such expenses, although our Advisor is under no obligation to continue to advance such expenses.  As of December 31, 2015, we owed the Advisor and its affiliated entities an aggregate of approximately $1.2 million, which was principally for organization and offering costs paid on our behalf. During the nine months ended September 30, 2016, we were (i) charged $88,010 for certain services and costs paid on our behalf, including $36,298 of offering-related costs that were recorded as a reduction of APIC, and (ii) made payments totaling approximately $1.3 million and as a result, as of September 30, 2016, no amounts were due to the Advisor. Additionally, during the nine months ended September 30, 2016, we paid the Advisor acquisition fees of approximately $1.0 million.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2016	2015

Net cash provided by operating activities	$2,877,083	$579,486
Net cash used in investing activities	(102,575,026)	(26,307,573)
Net cash provided by financing activities	103,588,678	28,395,797
Net change in cash	3,890,735	2,667,710
Cash, beginning of year	6,747,401	1,738,026
Cash, end of the period	$10,638,136	$4,405,736

Our principal sources of cash flow were derived from proceeds received from our Offering, proceeds from borrowings, proceeds from the purchase of Subordinated Participation Interests by the Special Limited Partner and operating cash flows provided by our properties. In the future, we expect to acquire additional properties which we expect will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, scheduled debt service and costs associated with our public offerings. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities and financings.

Operating activities

The net cash provided by operating activities of $2.9 million during the nine months ended September 30, 2016 consisted of our net income of $0.3 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $2.2 million and net changes in operating assets and liabilities of $0.4 million.

Investing activities

The cash used in investing activities of $102.6 million during the nine months ended September 30, 2016 primarily consisted of approximately $10.5 million for the purchase of the Hampton Inn –Lansing, $12.4 million for the purchase of the Courtyard – Warwick, $18.3 million for the purchase of the SpringHill Suites – Green Bay, $47.3 million for the purchase of the Home2 Suites Hotel Portfolio, $12.0 million for the purchase of the Fairfield Inn– Austin and refundable escrow deposits of $0.5 million.

Financing activities

The net cash provided by financing activities of $103.6 million during the nine months ended September 30, 2016 consisted of $59.3 million of offering proceeds, $45.4 million in proceeds from our Revolving Credit Facility and $11.4 million for the purchase of approximately 228 Subordinated Participation Interests by the Special Limited Partner partially offset by the payment of $7.1 million of commissions and offering costs, $2.1 million in net payments on our Revolving Promissory Notes Payable – Related Party, cash distributions of $1.7 million to our common stockholders and the payment of loan fees and expenses of $1.4 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The Offering provides for 10.0 million shares available for issuance under our DRIP at a discounted price equivalent to 95% of the Primary Offering price per share. Through September 30, 2016, approximately 145,100 shares of common stock had been issued under our DRIP and approximately 9.9 million shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions.

As of September 30, 2016, approximately 18,100 shares of common stock have been repurchased under our share repurchase program.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of September 30, 2016.

	Remainder of
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$-	$-	$-	$45,370,000	$-	$-	$45,370,000
Interest payments	664,671	2,665,989	2,665,989	1,636,114	-	-	7,632,763
Total	$664,671	$2,665,989	$2,665,989	$47,006,114	$-	$-	$53,002,763

Home2 Suites Promissory Note

In addition to the mortgage payable described above, On October 5, 2016, the Company, entered into a promissory note (the “Home2 Suites Promissory Note”) for approximately $28.4 million. The Home2 Suites Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by the Home2 Suites Hotel Portfolio.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income/(loss)	$580,516	$122,075	$316,349	$(308,506)
FFO adjustments:
Depreciation and amortization of real estate assets	959,128	247,160	1,850,880	499,032
FFO	1,539,644	369,235	2,167,229	190,526
MFFO adjustments:

Acquisition and other transaction related costs expensed	661,283	44,918	1,860,549	554,489
MFFO	2,200,927	414,153	4,027,778	745,015
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$2,200,927	$414,153	$4,027,778	$745,015

Net income/(loss)	$580,516	$122,075	$316,349	$(308,506)
Less: net (income)/loss attributable to noncontrolling interests	(14)	(25)	(12)	48
Net income/(loss) applicable to Company's common shares	$580,502	$122,050	$316,337	$(308,458)
Net income/(loss) per common share, basic and diluted	$0.06	$0.06	$0.05	$0.26

FFO	$1,539,644	$369,235	$2,167,229	$190,526
Less: FFO attributable to noncontrolling interests	(34)	(36)	(59)	(19)
FFO attributable to Company's common shares	$1,539,610	$369,199	$2,167,170	$190,507
FFO per common share, basic and diluted	$0.17	$0.20	$0.32	$0.16

MFFO - IPA recommended format	$2,200,927	$414,153	$4,027,778	$745,015
Less: MFFO attributable to noncontrolling interests	(47)	(40)	(109)	(113)
MFFO attributable to Company's common shares	$2,200,880	$414,113	$4,027,669	$744,902

Weighted average number of common shares outstanding, basic and diluted	8,963,369	1,887,861	6,833,481	1,194,195

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date September 30, 2016		Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q3 2016	Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			August 5, 2016		May 2, 2016		November 13, 2015 & March 14, 2016

Date distribution paid			August 15, 2016 September 15, 2016 October 14, 2016		May 16, 2016, June 15, 2016, & July 15, 2016		February 15, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$1,897,499		$708,655		$825,940		$362,904
Distributions reinvested	1,181,074		647,455		174,361		359,258
Total Distributions	$3,078,573		$1,356,110		$1,000,301		$722,162

Source of distributions:
Cash flows provided by operations	$1,897,499	62%	$708,655	52%	$825,940	83%	$242,327	34%
Offering proceeds	-	0%	-	-	-	-	120,577	17%
Proceeds from issuance of common stock through DRIP	1,181,074	38%	647,455	48%	174,361	17%	359,258	49%
Total Sources	$3,078,573	100%	$1,356,110	100%	$1,000,301	100%	$722,162	100%

Cash flows provided by operations (GAAP basis)	$2,877,083		$998,979		$1,635,777		$242,327

Number of shares of common stock issued pursuant to the Company's DRIP
	125,279		68,153		19,309		37,817

	Year to Date September 30, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q3 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			August 14, 2015		May 14, 2015		January 14, 2015

Date distribution paid			August 15, 2015, September 15, 2015, & October 15, 2015		May 15, 2015, June 15, 2015, & July 15, 2015		March 15, 2015 & April 15, 2015

Distributions paid	$348,676		$167,976		$112,612		$68,088
Distributions reinvested	196,597		117,554		59,605		19,438
Total Distributions	$545,273		$285,530		$172,217		$87,526

Source of distributions:
Cash flows provided by operations	$348,676	64%	$167,976	59%	$112,615	65%	$-	-
Offering proceeds	-	0%	-	-	-	-	68,088	78%
Proceeds from issuance of common stock through DRIP	196,597	36%	117,554	41%	59,605	35%	19,438	22%
Total Sources	$545,273	100%	$285,530	100%	$172,220	100%	$87,526	100%

Cash flows provided by operations (GAAP basis)	$579,486		$400,038		$285,757		$(106,309)

Number of shares of common stock issued pursuant to the Company's DRIP
	20,694		12,374		6,274		2,046

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2016
FFO attributable to Company's common shares	$2,428,201
Distributions Paid	$3,605,352

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2016, we did not have any derivative agreements outstanding.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of September 30, 2016:

	Remainder of
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$-	$-	$-	$45,370,000	$-	$-	$45,370,000

Our mortgage payable requires the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. We are currently in compliance with respect to all of our financial debt covenants.

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets) and accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

As of September 30, 2016, the estimated fair value of the mortgage payable approximated its carrying value ($45.4 million) because of its floating interest rate.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions which may affect our ability to obtain or refinance debt in the future. As of September 30, 2016, we had no off-balance sheet arrangements.

We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company discussed in its Annual Report on Form 10-K various risks that may materially affect its business. The Company uses this section to update this discussion to reflect material developments since its Form 10-K was filed. For the quarter ended September 30, 2016, there were no such material developments.

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

The Company’s registration statement on Form S-11 (File No. 333-195292) (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share, (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts, (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which are offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. As of September 30, 2016, the Company had received gross proceeds of $98.2 million from the sale of 10.1 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). The Company initially expected to offer the Common Shares offered in its Primary Offering over a two-year period, or until July 15, 2016. However, because the Company had not sold all the Common Shares offered in its Primary Offering within two years, the Company will continue the Primary Offering for an additional year, until July 15, 2017, provided that the Offering will be terminated if all 30.0 million shares of our common stock are sold before such date. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Offering may be terminated at any time.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and has committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of the Offering. Specifically, the Special Limited Partner has committed to purchase subordinated participation interests in the Operating Partnership (the “Subordinated Participation Interests”) quarterly in an amount equal to the product of (i) $10.00 minus our then current estimated NAV per Common Share, multiplied by (ii) the number of our Common Shares outstanding. The Operating Partnership will issue one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributes. The Special Limited Partner’s obligation will continue until the earlier of: (i) the termination of our Offering; (ii) the Special Limited Partner’s purchase of an aggregate of $36.0 million of Subordinated Participation Interests and (iii) our receipt of gross offering proceeds of $300.0 million. Through September 30, 2016, the Special Limited Partner purchased approximately 242 Subordinated Participation Interests in consideration of $12.1 million, including approximately 228 Subordinated Participation Interests in consideration of $11.4 million during the nine months ended September 30, 2016. The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

The Company has and expects to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses the Company has incurred from October 5, 2012 (date of inception) through September 30, 2016 in connection with the issuance and distribution of registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$9,010,612
Other expenses incurred and paid to non-affiliates	4,490,378
Total offering expenses incurred	$13,500,990

From the Company’s inception date through September 30, 2016, it has used the cumulative net offering proceeds received of approximately $96.8 million (including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $13.5 million, as follows:

Purchase of investment properties, net of financings	$87,256,728
Cash and cash equivalents, as adjusted	9,239,077
Cash distributions not funded by operations	319,977
Funding of restricted escrows	590,340
Other uses (primarily timing of payables)	(599,404)

Total uses	$96,806,718

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 14, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST III, INC.

Date: November 14, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

