Form 10-K
period 2016-12-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2017-03-28
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2016

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

There is no established market for the Registrant’s common shares. As of June 30, 2016, the last business day of the most recently completed second quarter, there were 6.7 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 27, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2016. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2017, there were approximately 12.9 million shares of common stock held by non-affiliates of the registrant.

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

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT III is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015. Through December 31, 2016, the Company has acquired nine wholly-owned hotels and it will continue to seek to acquire additional hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

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

Offering and Structure

Our sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group, LLC (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 120 properties containing approximately 10,000 multifamily units, 250,000 square feet of office space, 1.5 million square feet of industrial space, 31 hotels and 4.6 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 26 states.  Based in New York and supported by a regional office in New Jersey our Sponsor employs approximately 397 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. Since inception, the Company had received gross proceeds of $112.8 million from the sale of 11.5 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor.)

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

As of December 31, 2016, the Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000, or $10.00 per share.

As of December 11, 2014, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of more than $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2016, cumulative gross offering proceeds of approximately $112.8 million were released to the Company. The Company invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2016 in the Operating Partnership’s common units.

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

Through December 31, 2016, the Special Limited Partner has purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million, including approximately 228 Subordinated Participation Interests in consideration of $11.4 million during the year ended December 31, 2016.  The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

The following summarizes our completed acquisitions through December 31, 2016:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

•	On March 10, 2016 we acquired an 86-room select service Hampton Inn Hotel (the “Hampton Inn – Lansing”) located in Lansing, Michigan;

•	On March 23, 2016 we acquired a 92-room select service Courtyard by Marriott Hotel (the “Courtyard - Warwick”) located in Warwick, Rhode Island;

•	On May 2, 2016 we acquired a 127-room select service SpringHill Suites by Marriott Hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin;

•	On August 2, 2016 we acquired a portfolio of two select service Home2 Suites by Hilton Hotels, a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”);

•	On September 13, 2016 we acquired an 84-room select service Fairfield Inn & Suites by Marriott Hotel (the “Fairfield Inn – Austin”) located in Austin, Texas; and

•	On October 7, 2016 we acquired an 80-room select service Staybridge Suites Hotel (the “Staybridge Suites – Austin”) located Austin, Texas.

The Cove Transaction

On January 31, 2017, we, through a subsidiary of our Operating Partnership and REIT IV COVE LLC (“REIT IV Cove”), a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by our Sponsor and a related party, collectively, the “Assignees”, entered into an Assignment and Assumption Agreement (the “Assignment”) with another of the Lightstone IV’s wholly owned subsidiaries, REIT COVE LLC (the “Assignor”). Under the terms of the Assignment, the Assignees were assigned the rights and obligations of the Assignor with respect to that certain Sale and Purchase Agreement (the “Purchase Agreement”), dated September 29, 2016, made between the Assignor, as the purchaser, LSG Cove LLC (“LSG Cove”), an affiliate of our Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”) and an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer will acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Joint Venture”) for approximately $255.0 million. The Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Joint Venture.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. We paid approximately $20.0 million for a 22.5% membership interest in the Joint Venture.

Our interest in the Joint Venture is a non-managing interest, because we exert significant influence over but do not control the Joint Venture, we will account for our ownership interest in the Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Joint Venture will be made on a pro rata basis in proportion to each Members’ equity interest percentage. Any distributions in excess of earnings from the Joint venture will be made to the Members pursuant to the terms of the Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. We will commence recording our allocated portion of profit and cash distributions beginning as of January 31, 2017 with respect to our membership interest of 22.5% in the Joint Venture.

In connection with the closing of the Cove Transaction, the Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of our Sponsor (the “Guarantor”) has guaranteed the Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967. As of January 31, 2017, The Cove was 81.5% occupied. The average remaining term for existing leases in The Cove is 4 months and the average rental price per square foot is $4.47.

Starting in 2013, approximately $38 million has been invested in an extensive refurbishment of The Cove; of which to date, 97% of the apartment buildings have been completed. The Members intend to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the refurbishment of The Cove. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

Related Parties

Our Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees and services for the investment and management of our assets. These entities have received and/or will receive fees during our offering, acquisition, operational and liquidation stages. The compensation levels during our offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

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

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to qualify or continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions are paid at the discretion of our Board of Directors. We may fund distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the amount of distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, but only to the extent of a stockholder’s adjusted tax basis in our shares, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

On January 14, 2015, our Board of Directors authorized and we declared a distribution which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following our initial property acquisition) and subsequent distributions have been declared on a monthly basis thereafter. The first distribution was paid on March 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders may elect to have their distributions reinvested in additional shares of Common Shares under our DRIP.

Total distributions declared during the years ended December 31, 2016 and 2015 were $4.7 million and $1.0 million.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per common share, equal to 95% of our current Offering price of $10.00 per common share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2016, 220,847 shares of common stock had been issued under our DRIP and 9,779,153 shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tax Status

We elected to qualify and be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

We engage in certain activities through taxable REIT subsidiaries ("TRSs"). When we purchase a hotel we establish a TRS which enters into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2016 and 2015, we had no material uncertain income tax positions. Additionally, even as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify or maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries TRSs. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels will be located. Overbuilding in the hotel industry will increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We will also face competition from nationally recognized hotel brands with which we will not be associated.

We compete in all of our markets with other owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

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

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry enables us to compete with the other real estate investment companies.

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

Repurchases of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program or to reject any request for repurchase and there is no assurance our board of directors will not suspend or terminate the program or reject requests for repurchases. In addition, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares within the program. Importantly, funding for our share repurchase program will come exclusively from any proceeds we received from the sale of Common Shares under our DRIP that our board of directors may reserve for this purpose. In addition, we will limit the number of Common Shares repurchased pursuant to our share repurchase program as follows: during any 12-month period, we will not repurchase in excess of 5.0% of the weighted average number of Common Shares outstanding during the prior calendar year; provided, however, that Common Shares repurchased in the case of the death of a stockholder will not count against this 5.0% limit.

Our Offering is a partial “blind pool” offering, so you will not have the opportunity to evaluate all of our investments or our tenants before we engage in investment or leasing activity.

Our Offering is a partial “blind pool offering”. Therefore, we are not able to provide you with information to evaluate all of our investments prior to acquisition. Our board of directors will have wide discretion in implementing our policies relating to the creditworthiness of tenants, and you will not have the opportunity to evaluate potential tenants. In light of our investment strategy, we may lease to tenants that do not have strong credit.

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

Our cash flows provided by operations were approximately $3.7 million for the year ended December 31, 2016. During the year ended December 31, 2016, we declared distributions of approximately $4.7 million, of which $2.8 million, or 59%, was funded from cash flows from operations and approximately $1.9 million, or 41%, was funded from proceeds from common stock issued under the DRIP. Our cash flows provided by operations were approximately $0.7 million for the year ended December 31, 2015. During the year ended December 31, 2015, we declared distributions of approximately $1.0 million, of which $0.6 million, or 60%, was funded from cash flows from operations and approximately $0.4 million, or 40%, was funded from proceeds from common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Our organizational documents permit us to make distributions from any source, including from the proceeds of the Offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets.

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

Funding distributions from the proceeds of our Offering results in us having less funds available for acquiring properties or other real estate-related investments and may impact the value of an investment in our Common Shares. As a result, the return realized on an investment in our shares may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of the Offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on our stockholders’ investment

To the extent offering proceeds are used to pay fees to our advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors also may realize a lower rate of return than investors who invest earlier in our offering.

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

On March 27, 2017, our board of directors established our most current estimated NAV per share as of December 31, 2016. We currently expect that our advisor will estimate our NAV on a quarterly basis, but our advisor will estimate our NAV on at least an annual basis, and such estimated NAV per share may be lower than the purchase price you pay for Common Shares in our Offering. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our Company.

Recent amendments to rules promulgated by FINRA required us to disclose an estimated NAV per share of our Common Shares no later than May 10, 2017, which would have been 150 days following the second anniversary of the date on which we broke escrow in this offering. On May 13, 2016, our board of directors established our initial estimated NAV per Common Share as of March 31, 2016 and on March 27, 2017 our board of directors established our most current estimated NAV per Common Share as of December 31, 2016. We currently expect that our advisor will estimate our NAV on a quarterly basis, but our advisor will estimate our NAV on at least an annual basis. Our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the DRIP, to reflect the most current estimated NAV per Common Share.

The price at which you purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the purchase price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our Company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organizational and offering expense reimbursements and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio or what a third party would pay to acquire our assets.

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

Our advisor and its affiliates, including the special limited partner, are entitled to substantial fees and liquidation distributions from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and property management agreements, because our advisor and any of its affiliates that serve as property managers have an incentive to continue receiving fees under these agreements;

•	public offerings of equity by us, which will likely entitle our advisor to increased asset management subordinated participation and to increased acquisition, financing coordination and asset management fees;

•	property sales, which may result in compensation to our advisor in the form of real estate disposition commissions;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees, asset management subordinated participation and asset management fees, which are not calculated based on investment quality, and which could encourage our advisor to purchase assets at higher prices;

•	whether to construct improvements on our properties, which would entitle our property managers to construction management fees, and whether to maximize the estimated costs of improvements, since construction management fees are initially calculated in part based on budgeted amounts;

•	whether to lease to a less creditworthy tenant, since our property managers will receive leasing fees regardless of tenant quality, and a default by a tenant under its lease obligations may give the respective property manager an opportunity to earn an additional leasing fee;

•	borrowings to acquire properties, which borrowings may increase the acquisition, asset management and financing coordination fees and the asset management subordinated participation payable to our advisor;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether our advisor is reimbursed by us for the related salaries and benefits;

•	whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor and its affiliates;

•	whether and when we seek to liquidate or to list our Common Shares on a national securities exchange, which events may entitle the special limited partner to receive liquidation distributions; and

•	whether and when to terminate the advisory agreement or to allow the advisory agreement to expire without renewal (even for poor performance by our advisor), in either case with or without cause, either of which may entitle the special limited partner to (a) receive cash in an amount equal to its net investment, or (b) retain the subordinated participation interests, and in the case of (a), to receive liquidation distributions as well.

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

Our sponsor’s other public programs, Lightstone I, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), Lightstone Real Estate Income Trust Inc. (“Lightstone IV”) and Hamilton National Income Trust, Inc. (“HNIT”and collectively, “Sponsor’s Other Public Programs”), may be engaged in competitive activities, including the ownership of hotels in our target markets. Additionally, on February 10, 2017, an affiliate of our sponsor became the advisor of Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity REIT II, Inc. which may also be engaged in competitive activities, including the ownership of hotels in our target markets.

Our advisor and its affiliates that serve as property managers and their respective affiliates, through activities of our Sponsor’s Other Public Programs, may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. Our Sponsor’s Other Public Programs may compete with us for both the acquisition and refinancing of hotels and other properties of a type suitable for our investment. In addition, we may compete with our Sponsor’s Other Public Programs for franchise or license arrangements with hotel brands in some of or all our target hotel markets.

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

Certain of our executive officers are also officers of our advisor, our advisor’s affiliates that may serve as our property managers and other entities affiliated with our advisor, which may include the advisors and fiduciaries to other Lightstone-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by affiliates of our advisor, (d) investments with affiliates of our advisor, (e) compensation to our advisor and its affiliates, and (f) our relationships with our property managers. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Because we rely on affiliates of Lightstone for the provision of advisory and property management services, if Lightstone or its majority owner are unable to meet their obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

David Lichtenstein, the majority owner of Lightstone, directly or indirectly owns and controls our advisor and its affiliates that may serve as our property managers. The operations of our advisor and its affiliates that serve as our property managers rely substantially on Mr. Lichtenstein and on Lightstone. Lightstone and its majority owner are dependent on fee income from their other sponsored real estate programs. Real estate market disruptions could adversely affect the amount of such fee income. If Lightstone or its majority owner become unable to meet their obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

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

We could remain an ‘‘emerging growth company’’ for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Shares held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) and (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 ( unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of some of the JOBS Act exemptions that are applicable to us. If we do avail ourselves of any of such exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

We use internally and disclose to investors FFO and MFFO, which are non-GAAP financial measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) a trade group. We compute MFFO in accordance with the definition established by the Investment Program Association, another trade group. However, our computation of FFO and MFFO may not be comparable to that of other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

The provision of advisory services to us could require our advisor to register with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) which could impact the types of investments that it recommends to us and cause us not to invest in opportunities that meet our investment criteria. If our advisor were required to register, it also could hinder our operating performance and negatively impact our business and subject our advisor to additional regulatory burdens and costs to which it is not currently subject.

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

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and they are subject to cybersecurity risks and threats.  They also may be critical to the operations of certain of our tenants.  Further, our Advisor provides our IT services, and there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Due to the nature of cyber-attacks, breaches to our systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither our Advisor nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;
•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	damage our reputation among our tenants and stockholders generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”) or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for ‘‘public accommodations’’ and ‘‘commercial facilities’’ that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

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

We have entered into financing arrangements involving balloon payment obligations, which may adversely affect our ability to make distributions.

We have entered into financing arrangements that require us to make a lump-sum or ‘‘balloon’’ payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and minimize U.S. federal income and excise tax. Any of these results would have a significant, negative impact on your investment.

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

We elected to qualify and be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are ‘‘dealer’’ properties sold by a REIT (a ‘‘prohibited transaction’’ under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs.

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

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be taxed as a REIT and qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our Common Shares.

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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

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

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as ‘‘effectively connected’’ with the conduct by the Non-U.S. Stockholder of a U.S. trade or business. Pursuant to Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) capital gain distributions attributable to sales or exchanges of ‘‘U.S. real property interests,’’ (“USRPIs”) generally will be taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the Non-U.S. Stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be ‘‘regularly traded’’ on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

				Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year	Average Daily Rate For the Year Ended
	Location	Year Built	Date Acquired	Available Rooms	December 31, 2016	Ended December 31, 2016	December 31, 2016

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,920	68%	$82.77	$122.53

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	53,436	74%	$75.60	$102.61

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	25,542	75%	$96.43	$129.20

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	26,128	81%	$109.06	$134.95

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	30,988	74%	$115.80	$155.97

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	19,000	73%	$82.49	$115.34

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	21,128	74%	$103.80	$140.30

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	9,240	67%	$75.84	$113.49

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	6,960	77%	$81.05	$105.90

			Total	236,342	73%	$91.40	$124.90

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2017, we had approximately 13.2 million shares of common stock outstanding, held by a total of 3,803 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 27, 2017, our board of directors approved our estimated NAV of approximately $116.6 million and resulting estimated NAV per Share of $10.00, both as of December 31, 2016 and both after the special limited partner’s purchase of subordinated participation interests. Through December 31, 2016, the special limited partner made cash purchases of subordinated participation interests totaling $12.1 million. In the calculation of our estimated NAV, an approximately $1.3 million allocation of value was made to the special limited partner’s subordinated participation interests representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2016. Accordingly, the net portion of the NAV attributable to the special limited partner’s cash purchases of subordinated participation interests was approximately $10.7 million as of December 31, 2016.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on a quarterly basis for as long as the special limited partner’s obligation to purchase subordinated participation interests continues and thereafter, will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our board of directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2016 was calculated with the assistance of both our Advisor and Marshall & Stevens Incorporated (‘‘M&S’’), an independent third-party valuation engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the special limited partner’s subordinated participation interests. The Advisor recommended and the board of directors established the estimated NAV per Share as of December 31, 2016 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to the special limited partner’s subordinated participation interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2016 was approved by our board of directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate- related investments.

With respect to our NAV per Share as of December 31, 2016, M&S prepared appraisal reports (the ‘‘M&S December 2016 Appraisal Reports’’), summarizing key inputs and assumptions, on the nine properties (the ‘‘M&S Appraised Properties’’) in which we held ownership interests as of December 31, 2016. M&S also prepared a NAV report (the ‘‘December 2016 NAV Report’’) which estimated the NAV per Share as of December 31, 2016. The December 2016 NAV Report relied upon the M&S December 2016 Appraisal Reports for the M&S Appraised Properties, M&S’s estimated value of our mortgage notes payable, and the Advisor’s estimate of the value of our cash and cash equivalents, other assets, due to related parties, other liabilities and allocations of value to limited partner’s subordinated participation interests, to calculate estimated NAV per Share, all as of December 31, 2016.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2016 compared to September 30, 2016 and June 30, 2016.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2016		As of September 30, 2016		As of June 30, 2016
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Assets:
Real Estate Properties	$150,950	$12.95	$139,000	$13.71	$75,567	$10.89
Non-Real Estate Assets:
Cash and cash equivalents	55,065		10,638		10,998
Due from related parties	-		4		-
Other assets	2,530		2,575		3,949
Total non-real estate assets	57,595	4.94	13,217	1.30	14,947	2.15
Total Assets	208,545	17.89	152,217	15.01	90,514	13.04
Liabilities:
Mortgages payable	(87,252)		(45,370)		-
Revolving promissory notes payable - related party	-		-		(16,200)
Due to related parties	(110)		-		(198)
Other liabilities	(3,267)		(3,883)		(3,190)
Total liabilities	(90,629)	(7.77)	(49,253)	(4.86)	(19,588)	(2.82)

Allocation of value to Special Limited Partner's Subordinated Participation
Interests	(1,346)	(0.12)	(1,594)	(0.15)	(1,536)	(0.22)

Adjusted NAV after giving effect to Special Limited Partner's Purchases of
Subordinated Participation Interests	$116,570	$10.00	$101,370	$10.00	$69,390	$10.00

Shares of Common Stock Outstanding	11,657		10,137		6,939

NAV attributable to Special Limited Partner's Cash Purchase of Subordinated
Participation Interests	$10,745	$0.92	$10,497	$1.04	$9,555	$1.38

NAV without Special Limited Partner's Cash Purchases of Subordinated
Participation Interests	$105,825	$9.08	$90,873	$8.96	$59,835	$8.62

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2016. M&S’s services included appraising the M&S Appraised Properties and preparing the December 2016 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S December 2016 Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

M&S collected reasonably available material information that it deemed relevant in appraising these real estate properties. M&S relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; and (ii) information regarding recent or planned capital expenditures.

In conducting their investigation and analyses, M&S took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although M&S reviewed information supplied or otherwise made available by us or our Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. M&S assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with M&S were reasonably prepared in good faith on bases reflecting the then best currently available estimates and judgments of our management, our board of directors, and/or our Advisor. M&S relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, M&S made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. M&S also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, M&S assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, M&S’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the M&S December 2016 Appraisal Reports, and any material change in such circumstances and conditions may affect M&S’s analyses and conclusions. The M&S December 2016 Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from M&S’s analyses.

M&S is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2016 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our acquisitions. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the Appraisal Reports. During the past year M&S has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and our Advisor relating to their reports, the final appraised values of the M&S Appraised Properties were determined by M&S. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated value per share of our common stock as of December 31, 2016. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our estimated NAV is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have ownership interests in real estate properties (collectively, the ‘‘Real Estate Properties’’). As of December 31, 2016, on a collective basis, we wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties, which consisted of the nine hospitality properties in which we held ownership interests as of December 31, 2016. In preparing the appraisal reports, M&S, among other things:

•	performed a site visit of each property in connection with this assignment or other assignments;
•	interviewed our officers or the Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties; and
•	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

M&S employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (‘‘DCF Analysis’’) and direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The direct capitalization analysis is based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal.

In applying the DCF Analysis, pro forma statements of operations for the property including revenues and expenses are analyzed and projected over a multi-year period. The property is assumed to be sold at the end of the multi-year holding period. The reversion value of the property which can be realized upon sale at the end of the holding period is calculated based on the capitalization of the estimated net operating income of the property in the year of sale, utilizing a capitalization rate deemed appropriate in light of the age, anticipated functional and economic obsolescence and competitive position of the property at the time of sale. Net proceeds to owners are determined by deducting appropriate costs of sale. The discount rate selected for the DCF Analysis is based upon estimated target rates of return for buyers of similar properties.

The sales comparison approach utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. The appraiser analyzed such comparable sale data as was available to develop a market value conclusion for the subject property.

M&S prepared the M&S December 2016 Appraisal Reports, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, M&S selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the M&S Appraised Properties included in our Real Estate Properties, as of December 31, 2016:

Weighted-average:
Exit capitalization rate	9.29%
Discount rate	10.09%
Annual market rent growth rate	3.12%
Annual net operating income growth rate	2.85%
Holding period (in years)	10.0

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated value of M&S Appraised Properties included in our Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the M&S Appraised Properties included in our Real Estate Properties which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

Increase of 25 basis points:
Exit capitalization rate	$(1,710)
Discount rate	(2,404)
Decrease of 25 basis points:
Exit capitalization rate	$1,798
Discount rate	(2,369)

As of December 31, 2016, the aggregate estimated fair value of our interests in the Real Estate Properties was approximately $151.0 million and the aggregate cost of our Real Estate Properties was approximately $140.6 million, including approximately $3.3 million of capital and tenant improvements invested subsequent to acquisition. The estimated fair value of our Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through December 31, 2016, results in an estimated overall increase in the real estate value of 7.3%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Due from/(to) Related Parties: The estimated value of our due from/(to) related parties approximates its carrying value due to its short maturity.

Other Assets: Our other assets consist of tenant accounts receivable, deposits, and prepaid expenses, subscriptions receivable and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate properties or financial instruments.

Mortgages Payable: Our mortgages payable include both variable and fixed interest rate debt facilities. The estimated value of our variable rate facility was assumed to approximate its outstanding principal balance because it bears interest at a variable rate. The estimated values for our fixed rate facility was estimated using a discounted cash flow analysis, which used inputs based on the remaining loan term and estimated current market interest rate for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rate for our fixed rate facility was 5.40%.

Other Liabilities: Our other liabilities consist of our accounts payable and accrued expenses, deposits payable and distributions payable. The carrying values of these items were considered to equal their fair value due to their short maturities.

Allocations of Value to Special Limited Partner’s Subordinated Participation Interests: The special limited partner’s subordinated participation interests are classified in noncontrolling interests on our consolidated balance sheet. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013-01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or advisory agreements and the terms of the preferred securities. Because our subordinated participation interests are only payable to the special limited partner in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, pursuant to the terms of our operating agreement, no allocations of value are made to the special limited partner’s subordinated participation interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. Through December 31, 2016, the special limited partner made cash purchases of subordinated participation interests totaling approximately $12.1 million. In the calculation of our estimated NAV, an approximately $1.3 million allocation of value was made to the special limited partner’s subordinated participation interests representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2016. Accordingly, the net portion of the NAV attributable to the special limited partner’s cash purchases of subordinated participation interests was approximately $10.7 million as of December 31, 2016.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our board of directors. The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at the estimated NAV per Share;

•	a stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
•	the methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per Share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the special limited partner for its subordinated participation interests in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the subordinated participation interests representing the amount that would be payable to the special limited partner in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations to the special limited partner’s subordinated participation interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on a quarterly basis for as long as the special limited partner’s obligation to purchase subordinated participation interests continues and thereafter, our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;
•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;
•	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;
•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;
•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;
•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and
•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

The prices at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us are as follows:

•	in the case of the death of a stockholder: (a) before we have first disclosed a NAV per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an NAV per Common Share, our NAV per Common Share;

•	the below percentages, except for in the case of the death of a stockholder: (a) before we have first disclosed an NAV per Common Share based on data supported by appraisals of our assets and operations, the price paid to acquire the Common Shares from us; and (b) after we have first disclosed an NAV per Common Share, our estimated value per Common Share:

•	92.5% for stockholders who have continuously held their Common Shares for at least one year;

•	95% for stockholders who have continuously held their Common Shares for at least two years;

•	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

•	100% for stockholders who have continuously held their Common Shares for at least four years.

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

Our Board of Directors, in its sole discretion, may choose at any time to terminate our share repurchase program, or reduce or increase the number of Common Shares purchased under the program, if it determines that the funds allocated to our share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate, reduce or increase our share repurchase program will require the affirmative vote of our independent directors. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Distributions are at the discretion of our Board of Directors. We may use cash proceeds from the sale of shares of our common stock to fund distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, but only to the extent of a stockholder’s adjusted tax basis in our shares, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

Distributions Declared by our Board of Directors and Source of Distributions

On January 14, 2015, our Board of Directors authorized and we declared a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The first distribution began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following our initial property acquisition) and subsequent distributions have been declared on a monthly basis thereafter. The first distribution was paid on March 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders may elect to have their distributions reinvested in additional shares of Common Shares under our DRIP.

Total distributions declared during the years ended December 31, 2016 and 2015 were $4.7 million and $1.0 million.

The following tables provide a summary of the quarterly distributions declared during the periods indicated:

	Year Ended December 31, 2016		Three Months Ended December 31, 2016		Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:	2016 Year	Percentage of Distributions	Q4 2016	Percentage of Distributions	Q3 2016	Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			August 4, 2016		May 12, 2016		May 12, 2016		November 13, 2015 & March 14, 2016

Date distribution paid			November 15, 2016		August 15, 2016		May 16, 2016,		February 15, 2016,
			December 15, 2016		September 15, 2016		June 15, 2016,		March 15, 2016,
			January 13, 2017		October 14, 2016		July 15, 2016		April 15, 2016

Distribution paid	$2,792,996		$895,497		$708,655		$825,940		$362,904
Distribution reinvested	1,939,115		758,041		647,455		174,361		359,258
Total Distributions	$4,732,111		$1,653,538		$1,356,110		$1,000,301		$722,162

Source of distributions:
Cash flows provided by operations	$2,792,996	59%	$793,928	48%	$708,655	52%	$825,940	83%	$242,327	34%
Offering proceeds	-	0%	101,569	6%	-	0%	-	0%	120,577	17%
Proceeds from issuance of common stock through DRIP	1,939,115	41%	758,041	46%	647,455	48%	174,361	17%	359,258	49%
Total Sources	$4,732,111	100%	$1,653,538	100%	$1,356,110	100%	$1,000,301	100%	$722,162	100%

Cash flows provided by operations (GAAP basis)	$3,671,011		$793,928		$998,979		$1,635,777		$242,327
	-

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	205,073		79,794		68,153		19,309		37,817

	Year Ended December 31, 2015		Three Months Ended December 31, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q4 2015	Percentage of Distributions	Q3 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			November 14, 2015		August 14, 2015		May 14, 2015		January 14, 2015

Date distribution paid			November 15, 2015,		August 15, 2015,		May 15, 2015,		March 15, 2015 and
			December 15, 2015, and		September 15, 2015, and		June 15, 2015, and		April 15, 2015
			January 15, 2016		October 15, 2015		July 15, 2015

Distributions paid	$598,419		$249,743		$167,976		$112,612		$68,088
Distributions reinvested	$416,169		219,572		117,554		59,605		19,438
Total Distributions	$1,014,588		$469,315		$285,530		$172,217		$87,526

Source of distributions:
Cash flows provided by operations	$598,419	59%	$118,431	25%	$167,976	59%	$112,612	65%	$-	0%
Offering proceeds	$-	0%	131,312	28%	-	0%	-	0%	68,088	78%
Proceeds from issuance of common
stock through DRIP	$416,169	41%	219,572	47%	117,554	41%	59,605	35%	19,438	22%
Total Sources	$1,014,588	100%	$469,315	100%	$285,530	100%	$172,217	100%	$87,526	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$697,917		$118,431		$400,038		$285,757		$(106,309)

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	43,807		23,113		12,374		6,274		2,046

Recent Sales of Unregistered Securities

The description of the sale of Subordinated Participations Interests set forth under “- Use of Public Offering Proceeds” is incorporated herein by reference. The Subordinated Participation Interests were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. Since inception, we had received gross proceeds of $112.8 million from the sale of 11.5 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor.)

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

As of December 31, 2016, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2014 for $200,000 or $10.00 per share.

As of December 11, 2014, we had reached the minimum offering under our Offering by receiving subscriptions of our common shares, representing gross offering proceeds of more than $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and our Operating Partnership commenced operations. Through December 31, 2016, cumulative gross offering proceeds of approximately $112.8 million have been released to us. We invested the proceeds received from the Offering and our Advisor in our Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2016 in the Operating Partnership’s common units.

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

Through December 31, 2016, the Special Limited Partner has purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million, including approximately 228 Subordinated Participation Interests in consideration of $11.4 million during the year ended December 31, 2016.  The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs of our Primary Offering.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Selling commissions and dealer manager fees	$10,429
Other offering costs	4,781
Total offering expenses incurred from inception through December 31, 2016	$15,210

From the Company’s inception date through December 31, 2016, it has used the cumulative net offering proceeds received of approximately $109.7 million (including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $15.2 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of financings	$55,157
Cash and cash equivalents	53,665
Cash distributions not funded by operations	422
Funding of restricted escrows	851
Other uses (primarily timing of payables)	(429)

Total uses	$109,666

As of March 15, 2016, we have sold 13.2 million shares of common stock at an aggregate of price of $129.7 million, this includes,  306,841 shares of common stock at an aggregate price of $2.9 million under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
	2016	2015	2014	2013
Operating Data:
Revenues	$22,551,234	$6,203,341	$-	$-

Net loss	$(113,022)	$(340,230)	$(143,947)	$(1,274)
Less: net (income)/loss attributable to noncontrolling interests	(7)	44	25	-
Net loss applicable to Company's common shares	$(113,029)	$(340,186)	$(143,922)	$(1,274)

Basic and diluted loss per Company's common shares	$(0.01)	$(0.20)	$(4.16)	$(0.06)

Dividends declared on Company's common shares	$4,732,111	$1,014,588	$-	$-
Weighted average common shares outstanding-basic and diluted	7,865,348	1,675,534	34,605	20,000
Balance Sheet Data:
Total assets	$195,316,139	$35,615,560	$2,420,104	$198,726
Long-term obligations	$86,870,343	$-	$-	$-
Revolving promissory notes payable – affiliate	$-	$2,003,614	$-	$-
Company's Stockholders' Equity	$92,976,233	$30,277,404	$313,551	$198,726
Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$3,071,199	$406,227	$(143,922)	$(1,274)

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net loss for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III” or “Company”) primarily has and intends to continue to acquire and operate full-service or select-service hotels, including extended-stay hotels and to a lesser extent commercial and residential properties, principally in North America. Principally through the Lightstone Value Plus REIT III, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties.

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. As of December 31, 2016, we had received gross proceeds of $112.8 million from the sale of 11.5 million shares of its common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein (“Lichtenstein”) our sponsor, who does business through The Lightstone Group, LLC (the “Sponsor”) and majority owns the limited liability company of that name.

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

Acquisitions and Investment Strategy

We have made and intend to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash distributions and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our public offerings will directly impact our financial performance.

We will continue to seek to acquire and operate hotels and other commercial real estate assets primarily located in the United States. We may acquire and operate all such properties alone or jointly with another party.

The following summarizes our completed acquisitions and investments from our inception through December 31, 2016:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

•	On March 10, 2016 we acquired an 86-room select service Hampton Inn Hotel (the “Hampton Inn – Lansing”) located in Lansing, Michigan;

•	On March 23, 2016 we acquired a 92-room select service Courtyard by Marriott Hotel (the “Courtyard - Warwick”) located in Warwick, Rhode Island;

•	On May 2, 2016 we acquired a 127-room select service SpringHill Suites by Marriott Hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin;

•	On August 2, 2016 we acquired a portfolio of two select service Home2 Suites by Hilton Hotels, a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”);

•	On September 13, 2016 we acquired an 84-room select service Fairfield Inn & Suites by Marriott Hotel (the “Fairfield Inn – Austin”) located in Austin, Texas; and

•	On October 7, 2016 we acquired an 80-room select service Staybridge Suites Hotel (the “Staybridge Suites– Austin”) located Austin, Texas.

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

Revenue Recognition and Valuation of Related Receivables

Our revenue is comprised primarily of revenue from the operations of hotels. Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

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

Treatment of Management Compensation, Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to affiliates of our Advisor. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Affiliates of our Advisor may also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties may be outsourced to affiliates of our Advisor. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and affiliates of our Advisor will be expensed or capitalized to the basis of acquired assets, as appropriate.

Income Taxes

We elected to qualify and be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended (the “Code”) we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

We engage in certain activities through taxable REIT subsidiaries TRSs. When we purchase a hotel we establish a TRS and enter into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2016 and 2015, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify or maintain our qualification as a REIT, we engage in certain activities through TRSs. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

During 2015, we acquired our first investment property, the Hampton Inn – Des Moines on February 4, 2015 and subsequently acquired the Courtyard – Durham on May 15, 2015. During 2016, we acquired the Hampton Inn – Lansing on March 10, 2016, the Courtyard – Warwick on March 23, 2016, the SpringHill Suites – Green Bay on May 2, 2016, the Home2 Suites Hotel Portfolio on August 2, 2016, the Fairfield Inn – Austin on September 13, 2016 and the Staybridge Suites – Austin on October 7, 2016. As a result, we have nine investment properties as of December 31, 2016. The operating results of these investment properties are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

Comparison of the year ended December 31, 2016 vs. December 31, 2015

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the year ended December 31, 2016 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham and the Hampton Inn – Lansing, the Courtyard – Warwick, the SpringHill Suites – Green Bay, the Home2 Suites Hotel Portfolio, the Fairfield Inn – Austin and the Staybridge Suites – Austin from their respective dates of acquisition.

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the year ended December 31, 2015 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham from their respective dates of acquisition.

Rental revenue

Rental revenue increased by $16.4 million to $22.6 million during the year ended December 31, 2016 compared to $6.2 million for the same period in 2015. Approximately $14.5 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $1.9 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full year of operations in the 2015 period.

Property operating expenses

Property operating expenses increased by $9.4 million to $13.1 million during the year ended December 31, 2016 compared to $3.7 million for the same period in 2015. Approximately $8.1 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $1.3 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full year of operations in the 2015 period.

Real estate taxes

Real estate taxes increased by $0.6 million to $0.9 million during the year ended December 31, 2016 compared to $0.3 million for the same period in 2015. Approximately $0.4 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $0.2 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full year of operations in the 2015 period.

General and administrative expense

General and administrative expense increased by $2.0 million to $2.9 million during the year ended December 31, 2016 compared to $0.9 million for the same period in 2015. The increase reflects (i) higher acquisition fees and acquisition-related costs of $1.7 million in the 2016 period and (ii) an increase in accounting and corporate filing fees.

Depreciation and amortization

Depreciation and amortization expense increased by $2.5 million to $3.2 million during the year ended December 31, 2016 compared to $0.7 million for the same period in 2015. Approximately $2.1 million of the increase was attributable to the hotels acquired subsequent to the 2015 period and $0.4 million of the increase was attributable to the Hampton Inn – Des Moines and the Courtyard – Durham which did not have a full year of operations in the 2015 period.

Interest expense

Interest expense was $2.5 million during the year ended December 31, 2016 compared to $0.9 million for the same period in 2015. Interest expense is attributable to financings associated with our hotels. During the years ended December 31, 2016 and 2015, interest expense of $0.6 million, which included origination fees of $0.3 million, and interest expense of $0.9 million, which included origination fees of $0.2 million, respectively, was paid to the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a REIT also sponsored by the Company’s Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2016, our primary source of funds were (i) $73.9 million of proceeds from our sale of shares of common stock under our Offering, (ii) $88.1 million in proceeds from our mortgage payable and (iii) $11.4 million received from the Special Limited Partner’s purchase of approximately 228 Subordinated Participation Interests. The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the proceeds related to our Offering, any additional proceeds received from the Special Limited Partner’s purchase of Subordinated Participation Interests, and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

Our future sources of funds are expected to primarily consist of (i) proceeds from our sale of shares of common stock under our Offering, (ii) cash flows from our operations, (iii) proceeds from our borrowings and (iv) proceeds from the potential sale of additional Subordinated Participation Interests to the Special Limited Partner and (v) proceeds from our DRIP. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2016, our total borrowings were $86.9 million which represented 81% of our net assets.

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

	For the Years Ended December 31,
	2016	2015

Selling commissions and dealer manager fees	$7,008,694	$3,377,887
Other offering costs	$770,493	$1,870,078

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on our behalf to the extent we do not have sufficient funds to pay such costs. As of December 31, 2016 and 2015, we owed the Advisor and its affiliated entities an aggregate of $109,532 and $1.2 million, respectively, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the consolidated balance sheets.

For the years ended December 31, 2016 and 2015, we paid the Advisor acquisition fees of approximately $1.1 million and $269,000, respectively.

We currently expect that organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2.0% of our gross offering proceeds assuming we sell the maximum amount of the Offering. In no event will organization and offering expenses ultimately exceed 15.0% of our gross offering proceeds. However, during the initial stage of our Offering, our organization and offering expenses may temporarily exceed 15.0% of gross offering proceeds since many of the expenses incurred in relation to the Offering were incurred prior to the sale of shares of our common stock.

During the acquisition and development stage, payments may include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we will pay affiliates of our Advisor and/or other third party property managers a property management fee and our Advisor an asset management fee or asset management participation or construction management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Upon liquidation of assets, we may pay our advisor or its affiliates a real estate disposition commission. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

Other Related Party Transactions

From time to time, we may purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2016 and 2015, we paid approximately $154,000 and $21,000, respectively, to the title insurance agent.

During the years ended December 31, 2016 and 2015, we paid $36,298 and $403,589, respectively, to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

During the year ended December 31, 2016 and 2015, we recorded interest expense of $606,147 (including origination fees of $276,666) and $904,302 (including origination fees of $178,334), respectively, to the operating partnership of Lightstone II in connection with the Des Moines Promissory Note, the Durham Promissory Note, the Lansing Promissory Note and the Green Bay Promissory Note.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash flows provided by operating activities	$3,671,011	$697,917
Cash flows used in investing activities	(112,982,860)	(28,211,839)
Cash flows provided by financing activities	157,628,955	32,523,297
Net change in cash and cash equivalents	48,317,106	5,009,375
Cash and cash equivalents, beginning of the year	6,747,401	1,738,026
Cash and cash equivalents, end of the year	$55,064,507	$6,747,401

Our principal sources of cash flow were derived from proceeds received from our Offering, proceeds received from our borrowings, proceeds received from the Special Limited Partner’s purchase of Subordinated Participation Interests and operating cash flows provided by our properties. In the future, we expect to acquire additional properties which we expect to provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, distribution payments, scheduled debt service and costs associated with our Offering. The principal sources of funding for our operations are currently expected to be proceeds from the issuance of equity securities and financings.

Operating activities

The net cash provided by operating activities of $3.7 million during the year ended December 31, 2016 consisted of our net loss of $0.1 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $3.7 million and net changes in operating assets and liabilities of $0.1 million.

Investing activities

The cash used in investing activities of $113.0 million during the year ended December 31, 2016 primarily consisted of approximately $112.3 million for the purchase of investment property and refundable escrow deposits of $0.7 million.

Financing activities

The net cash provided by financing activities of $157.6 million during the year ended December 31, 2016 consisted of $73.9 million of offering proceeds, $88.1 million in proceeds from our mortgages payable and $11.4 million received from the Special Limited Partner’s purchase of approximately 228 Subordinated Participation Interests; partially offset by the payment of $9.2 million of commissions and offering costs, $2.1 million in net payments on our Revolving Promissory Notes Payable – Related Party, cash distributions of $2.6 million to our common stockholders, the payment of loan fees and expenses of $1.6 million and the redemptions and cancellations of shares of common stock of $0.3 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock, at an initial purchase price of $9.50 per share, equal to 95% of our Offering price of $10.00 per share, by reinvesting their distributions. In connection with our Offering, 10,000,000 Common Shares were reserved for issuance under our DRIP and as of December 31, 2016, 220,847 shares of common stock had been issued under our DRIP and 9,779,153 shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our date of inception through December 31, 2015, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2016 we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing 10 days written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2016.

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$424,252	$445,052	$60,162,871	$486,092	$26,509,613	$-	$88,027,880
Interest payments	4,938,482	4,928,583	3,516,092	1,287,576	1,051,196	-	15,721,929
Total	$5,362,734	$5,373,635	$63,678,963	$1,773,668	$27,560,809	$-	$103,749,809

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

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guidelines or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The below table illustrates the items deducted from or added to net loss in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Year Ended December 31,
	2016	2015
Net loss	$(113,022)	$(340,230)
FFO adjustments:
Depreciation and amortization of real estate assets	3,184,298	746,492
FFO	3,071,276	406,262
MFFO adjustments:

Acquisition and other transaction related costs expensed	2,152,938	597,327
MFFO	5,224,214	1,003,589
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$5,224,214	$1,003,589

Net loss	$(113,022)	$(340,230)
Less: net (income)/loss attributable to noncontrolling interests	(7)	44
Net loss applicable to Company's common shares	$(113,029)	$(340,186)
Net loss per common share, basic and diluted	$(0.01)	$(0.20)

FFO	$3,071,276	$406,262
Less: FFO attributable to noncontrolling interests	(77)	(35)
FFO attributable to Company's common shares	$3,071,199	$406,227
FFO per common share, basic and diluted	$0.39	$0.24

MFFO - IPA recommended format	$5,224,214	$1,003,589
Less: MFFO attributable to noncontrolling interests	(132)	(131)
MFFO attributable to Company's common shares	$5,224,082	$1,003,458

Weighted average number of common shares outstanding, basic and diluted	7,865,348	1,675,534

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2016

FFO attributable to Company's common shares	$3,332,230
Cumulative distributions declared	$5,746,699

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 9 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2017 through the date of the financial statements.

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2016, we did not have any derivative agreements outstanding. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable (included in other assets) and accounts payable and other accrued expenses approximated their fair values as of December 31, 2016 because of the short maturity of these instruments.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$424,252	$445,052	$60,162,871	$486,092	$26,509,613	$-	$88,027,880

As of December 31, 2016, approximately $59.7 million, or 68%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.6 million

The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2016
	Carrying Amount	Estimated Fair Value
Mortgages payable	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of December 31, 2015, the estimated fair value of our revolving promissory notes payable – related party approximated its carrying value ($2.1 million) because of its floating interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of December 31, 2016, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule III – Real Estate and Accumulated Depreciation” as of December 31, 2016. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 27, 2017

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets

Investment property:
Land and improvements	$22,283,209	$2,205,864
Building and improvements	103,080,704	22,258,087
Furniture and fixtures	15,133,479	2,501,282
Construction in progress	130,249	1,175,110

Gross investment property	140,627,641	28,140,343
Less accumulated depreciation	(3,862,125)	(731,289)
Net investment property	136,765,516	27,409,054

Cash	55,064,507	6,747,401
Deposits	851,441	1,000,000
Accounts receivable and other assets	2,634,675	459,105

Total Assets	$195,316,139	$35,615,560

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$2,684,346	$1,285,160
Mortgages payable	86,870,343	-
Revolving promissory notes payable, net - related party	-	2,003,614
Due to related parties	109,532	1,159,314
Distributions payable	583,113	188,253

Total liabilities	90,247,334	4,636,341

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 11,656,877 and 4,009,656 shares issued and outstanding, respectively	116,569	40,097
Additional paid-in-capital	99,309,774	32,081,648
Subscription receivable	(105,000)	(344,371)
Accumulated deficit	(6,345,110)	(1,499,970)

Total Company stockholders' equity	92,976,233	30,277,404

Noncontrolling interests	12,092,572	701,815

Total Stockholders' Equity	105,068,805	30,979,219

Total Liabilities and Stockholders' Equity	$195,316,139	$35,615,560

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Revenues	$22,551,234	$6,203,341

Expenses:
Property operating expenses	13,111,144	3,685,843
Real estate taxes	926,424	251,400
General and administrative costs	2,869,290	946,228
Depreciation and amortization	3,184,298	746,492

Total operating expenses	20,091,156	5,629,963

Operating income	2,460,078	573,378

Interest expense	(2,499,238)	(904,302)
Other expense, net	(73,862)	(9,306)

Net loss	(113,022)	(340,230)

Less: net (income)/loss attributable to noncontrolling interests	(7)	44

Net loss applicable to Company's common shares	$(113,029)	$(340,186)

Net loss per Company's common shares, basic and diluted	$(0.01)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	7,865,348	1,675,534

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares		Additional Paid-In	Subscription		Total Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2014	286,674	$2,867	$455,880	$-	$(145,196)	$1,975	$315,526

Net loss	-	-	-	-	(340,186)	(44)	(340,230)
Distributions declared	-	-	-	-	(1,014,588)	-	(1,014,588)
Distributions paid to noncontrolling interests	-	-	-	-	-	(116)	(116)
Contributions from noncontrolling interests	-	-	-	-	-	700,000	700,000
Proceeds from offering	3,688,657	36,887	36,547,987	(344,371)	-	-	36,240,503
Selling commissions and dealer manager fees	-	-	(3,377,887)	-	-	-	(3,377,887)
Other offering costs	-	-	(1,870,078)	-	-	-	(1,870,078)
Shares issued from distribution reinvestment program	34,325	343	325,746	-	-	-	326,089

BALANCE, December 31, 2015	4,009,656	$40,097	$32,081,648	$(344,371)	$(1,499,970)	$701,815	$30,979,219

Net (loss)/income	-	-	-	-	(113,029)	7	(113,022)
Distributions declared	-	-	-	-	(4,732,111)	-	(4,732,111)
Distributions paid to noncontrolling interests	-	-	-	-	-	(120)	(120)
Contributions from noncontrolling interests	-	-	-	-	-	11,390,870	11,390,870
Proceeds from offering	7,495,057	74,951	73,589,137	239,371	-	-	73,903,459
Selling commissions and dealer manager fees	-	-	(7,008,694)	-	-	-	(7,008,694)
Other offering costs	-	-	(770,493)	-	-	-	(770,493)
Shares issued from distribution reinvestment program	186,522	1,865	1,761,016	-	-		1,762,881
Redemption and cancellation of shares	(34,358)	(344)	(342,840)	-	-	-	(343,184)

BALANCE, December 31, 2016	11,656,877	$116,569	$99,309,774	$(105,000)	$(6,345,110)	$12,092,572	$105,068,805

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,022)	$(340,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,184,298	746,492
Amortization of deferred financing costs	463,318	178,333
Other non-cash adjustments	19,334	13,029
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,350,571)	(175,260)
Increase in accounts payable and other accrued expenses	1,456,349	271,992
Increase in due to related parties	11,305	3,561

Net cash provided by operating activities	3,671,011	697,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(112,261,759)	(27,211,839)
Funding of restricted escrows	(721,101)	(1,000,000)

Net cash used in investing activities	(112,982,860)	(28,211,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	88,096,000	-
Payments on mortgages payable	(68,120)	-
Proceeds from revolving promissory notes payable - related party	24,200,000	20,200,000
Payments on revolving promissory notes payable - related party	(26,255,281)	(18,144,719)
Payment of loan fees and expenses	(1,569,187)	(230,000)
Proceeds from issuance of common stock	73,903,459	36,240,503
Payment of commissions and offering costs	(9,151,111)	(5,042,125)
Proceeds from noncontrolling interests	11,390,870	-
Distributions to noncontrolling interests	(120)	(116)
Distributions to common stockholders	(2,574,371)	(500,246)
Redemption and cancellation of common shares	(343,184)	-
Net cash provided by financing activities	157,628,955	32,523,297

Net change in cash	48,317,106	5,009,375
Cash, beginning of year	6,747,401	1,738,026
Cash, end of year	$55,064,507	$6,747,401

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,650,513	$719,741
Distributions declared, but not paid	$583,113	$188,253
Commissions and other offering costs accrued but not paid	$109,540	$420,377
Subscription receivable	$105,000	$344,371
Value of shares issued from distribution reinvestment program	$1,762,881	$326,089
Application of deposit to acquisition of investment property	$869,660	$500,000
Contribution of non-controlling interest received as offset to due to affiliate	$-	$700,000
Investment property acquired but not paid	$-	$296,040

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

1. Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated on October 5, 2012, in Maryland, elected to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. Through December 31, 2016, the Company has acquired nine wholly-owned hotels and it will continue to seek to acquire additional hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

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

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 120 properties containing approximately 10,000 multifamily units, approximately 250,000 square feet of office space, 1.5 million square feet of industrial space, 31 hotels and 4.6 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 26 states.  Based in New York and supported by a regional office in New Jersey, our sponsor employs approximately 397 staff and professionals.

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

Our Sponsor has various majority owned and controlled affiliated property managers, which may manage certain of the properties we acquire. However, we also contract with other unaffiliated third-party property managers, principally for the management of our hospitality properties.

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offering to sell up to 30.0 million shares of our common stock, par value $0.01 per share (which may be referred to herein as “shares of common stock” or as “Common Shares”) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10.0 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014 and we began offering our shares of our common stock for sale to the public.

As of December 31, 2016, we had received aggregate gross proceeds of approximately $112.8 million from the sale of 11.5 million shares of our common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in our Sponsor) in our Offering.

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

As of December 31, 2016, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000 or $10.00 per share.

As of December 11, 2014, we had reached the minimum offering under our Offering by receiving subscriptions of our Common Shares, representing gross offering proceeds of approximately $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and our Operating Partnership commenced operations. Through December 31, 2016, cumulative gross offering proceeds of approximately $112.8 million were released to us.

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

Noncontrolling Interests

Partners of Operating Partnership

On July 16, 2014, our Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

Lightstone REIT III invested the proceeds received from the Offering and its Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2016 and 2015 in the Operating Partnership’s common units.

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

Through December 31, 2016, the Special Limited Partner has purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million, including approximately 228 Subordinated Participation Interests in consideration of $11.4 million during the year ended December 31, 2016.  The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Related Parties

Our Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities have or will receive compensation for services related to the Offering and will continue to receive compensation and services for the investment, management and disposition of our assets. These entities have and/or will receive compensation during the offering, acquisition, operational and liquidation stages. The compensation levels during our offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 6 – Related Party Transactions for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2016, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and depreciable lives. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Investments in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred and recorded in general and administrative costs in the consolidated statements of operations. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

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

The Company will evaluate the long-lived assets for potential impairment on an annual basis and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value will be based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

Investments in Unconsolidated Entities

We will evaluate investments in other entities for consolidation. We will consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor will be allocated in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity will be amortized over the respective lives of the underlying assets as applicable. These items will be reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities.

Under the cost method of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entity will be recorded as interest income.

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

Deferred Costs

We will capitalize initial direct costs associated with financing activities. The costs will be capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan.

Income Taxes

The Company elected to qualify and be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2015. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"). When the Company purchases a hotel it establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2016 and 2015, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Selling Commission, Dealer Manager Fees and Organization and Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organization costs are expensed as general and administrative costs. Through December 31, 2016, the Company has incurred approximately $10.4 million in selling commissions and dealer manager fees and $4.8 million of other offering costs. From the commencement of the offering through December 31, 2016, the Company has recorded approximately $15.2 million of these costs against APIC.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share takes into account the effect of any dilutive instruments. The Company had no potentially dilutive securities outstanding during the periods presented.

Financial Instruments

The carrying amounts of cash, accounts receivable (included in other assets) and accounts payable and other accrued expenses approximate their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2016
	Carrying Amount	Estimated Fair Value
Mortgages payable	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of December 31, 2015, the estimated fair value of our revolving promissory notes payable – related party approximated its carrying value ($2.1 million) because of its floating interest rate.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the requirements and impact of this update on its financial statements.

In January 2017, FASB issued guidance that amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force meetings. The SEC guidance that specifically relates to our consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue and leases. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The adoption this guidance did not have a material effect on the Company's consolidated financial statements.

In August 2016, the issued FASB an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  This guidance will not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Acquisitions

2015 Acquisitions:

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

2016 Acquisitions:

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

The capitalization rate for the acquisition of the Hampton Inn — Lansing was approximately 12.0% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended November 30, 2015. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

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

The capitalization rate for the acquisition of the Courtyard – Warwick was approximately 8.3% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended January 31, 2016. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

SpringHill Suites – Green Bay

On May 2, 2016, the Company completed the acquisition of a 127-room select service hotel located in Green Bay, Wisconsin (the “SpringHill Suites – Green Bay”) from an unrelated third party, for an aggregate purchase price of approximately $18.3 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $183,000. The acquisition was funded with approximately $8.1 million of offering proceeds and approximately $10.2 million of proceeds from a $14.5 million revolving promissory note (the “Green Bay Promissory Note”) from the operating partnership of Lightstone II (see Note 6 – Related Party Transactions for additional information).

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

The capitalization rate for the acquisition of the SpringHill Suites – Green Bay was approximately 9.8% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended November 30, 2015. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Home2 Suites Hotel Portfolio

On August 2, 2016, the Company completed the portfolio acquisition of a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”) from an unrelated third party, for an aggregate purchase price of approximately $47.3 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $473,000. The acquisition was funded with offering proceeds.

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

The capitalization rate for the acquisition of the Home2 Suites Hotel Portfolio was approximately 8.4% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Fairfield Inn– Austin

On September 13, 2016, the Company completed the acquisition of an 84-room select service hotel located in Austin, Texas (the “Fairfield Inn– Austin”) from an unrelated third party, for an aggregate purchase price of approximately $12.0 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $120,000. The acquisition was funded with offering proceeds.

The acquisition of the Fairfield Inn – Austin was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Fairfield Inn– Austin has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $1.5 million was allocated to land and improvements, $9.0 million was allocated to building and improvements, and $1.5 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Fairfield Inn – Austin was approximately 8.7% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended April 30, 2016. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Staybridge Suites – Austin

On October 7, 2016, the Company completed the acquisition of an 80-room select service hotel located in Austin, Texas (the “Staybridge Suites – Austin”) from an unrelated third party, for an aggregate purchase price of approximately $10.0 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 1.0% of the contractual purchase price, approximately $100,000. The acquisition was funded with offering proceeds.

The acquisition of the Staybridge Suites – Austin was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Staybridge Suites – Austin has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $1.9 million was allocated to land and improvements, $6.7 million was allocated to building and improvements, and $1.4 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Staybridge Suites – Austin was approximately 9.4% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended April 30, 2016. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Hampton Inn – Des Moines, Courtyard – Durham, Hampton Inn – Lansing, Courtyard – Warwick, SpringHill Suites – Green Bay, Home2 Suites Hotel Portfolio, Fairfield Inn – Austin and Staybridge Suites – Austin since their respective dates of acquisition for the period indicated:

	For the Years Ended December 31,
	2016	2015
Rental revenue	$22,551,234	$6,203,341
Net income	$618,623	$4,244

The following table provides unaudited pro forma results of operations for the periods indicated, as if the Hampton Inn – Des Moines, Courtyard – Durham, Hampton Inn – Lansing, Courtyard – Warwick, SpringHill Suites – Green Bay, Home2 Suites Hotel Portfolio, Fairfield Inn – Austin and Staybridge Suites – Austin had been acquired at the beginning of each period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2016	2015
Pro forma rental revenue	$34,445,574	$30,832,283
Pro forma net income (1)	$1,247,195	$4,686,920
Pro forma net income per Company's common share, basic and diluted (1)	$0.16	$2.80

(1)	Includes acquisition fees and acquisition-related expenses aggregating $2,152,938 and $597,327 during the years ended December 31, 2016 and 2015.

4. Mortgages payable, net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2016	Maturity Date	Amount Due at Maturity	As of December 31, 2016	As of December 31, 2015

Revolving Credit Facility, secured by seven properties	LIBOR + 4.95%	5.95%	July 2019	$59,696,000	$59,696,000	-

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	$28,331,880

Total mortgages payable		5.56%		$85,823,572	$88,027,880	$-

Less: Deferred financing costs					(1,157,537)

Total mortgage payable, net					$86,870,343	$-

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$424,252	$445,052	$60,162,871	$486,092	$26,509,613	$-	$88,027,880

Less: Deferred financing costs							(1,157,537)

Total principal maturiteis, net							$86,870,343

On July 13, 2016, the Company, through certain subsidiaries, entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”), with a bank. The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties. On July 13, 2016, we received an initial loan of $45.4 million under the Revolving Credit Facility which was secured by five hotel properties (SpringHill Suites - Green Bay, Hampton Inn – Des Moines, Hampton Inn - Lansing, Courtyard - Durham, and Courtyard – Warwick). On November 2, 2016, we received an additional loan of $14.3 million under the Revolving Credit Facility and added two more hotel properties (Fairfield Inn – Austin and Staybridge Suites – Austin) as additional collateral under the Revolving Credit Facility. As a result, the Revolving Credit Facility had an outstanding balance and remaining availability of $59.7 million and $0.3 million, respectively, as of December 31, 2016.

On October 5, 2016, the Company entered into a promissory note (the “Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the entire unpaid balance due upon maturity. The Promissory Note is cross-collateralized by two hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City).

 Debt Compliance

Pursuant to the Company’s debt agreements, approximately $0.9 million was held in restricted escrow accounts as of December 31, 2016. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

5. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2016 and December 31, 2015, the Company had no outstanding shares of preferred stock.

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

Distributions are at the discretion of our Board of Directors. We may pay such distributions from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, but only to the extent of a stockholder’s adjusted tax basis in our shares, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

On January 14, 2015, the Board of Directors of the Company authorized and the Company declared a distribution rate calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and which equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. The Company’s first distribution began to accrue on December 11, 2014 (date of breaking escrow) through February 28, 2015 (the end of the month following the Company’s initial property acquisition) and subsequent distributions have been declared on a monthly basis thereafter. The first distribution was payable on March 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. Our stockholders may elect to have their distributions reinvested in additional shares of Common Shares under our DRIP.

Total distributions declared during the years ended December 31, 2016 and 2015 were $4.7 million and $1.0 million.

Distribution Payments

On November 15, 2016, December 15, 2016 and January 13, 2017, the Company paid distributions for the months ended October 31, 2016, November 30, 2016 and December 31, 2016, respectively, totaling $1.7 million. The distributions were paid in full using a combination of cash and 79,794 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a price of $9.50 per share, equal to 95% of the Company’s current Offering price of $10.00 per common share. The distributions were paid from a combination of cash flows provided by operations ($793,928 or 48%) offering proceeds ($101,569 or 6%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($758,041 or 46%).

 Distribution Declaration

On March 27, 2017, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2017. The distributions will be calculated based on shareholders of record at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s distribution reinvestment program.

The amount of distributions to be paid to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

6. Related Party and Other Transactions

The Company has agreements with the Dealer Manager, the Advisor and its affiliates and the Special Limited Partner pursuant to which is has and/or will pay certain fees and liquidation distributions in exchange for services performed or consideration given by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company may pay to the Dealer Manager, the Advisor and its affiliates, including amounts to reimburse their costs in providing services. The Special Limited Partner has committed to contribute to the Operating Partnership cash or interests in real property in exchange for Subordinated Participation Interests in the Operating Partnership that may entitle the Special Limited Partner to subordinated distribution as described in the table below.

Organization and Offering Stage
Fees	Amount
Selling Commissions	The Dealer Manager receives selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. The Dealer Manager reallows all selling commissions to the participating broker-dealer or registered representative of the dealer manager who actually sold the Common Shares. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30.0 million shares of common stock is sold under the Offering. Alternatively, a participating broker-dealer or registered representative of the Dealer Manager who actually sold the shares of common stock may elect to receive a fee equal to 7.0% of the gross proceeds from the sale thereof, with either (a) 2.0% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale or (b) 3.0% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fourth anniversary of the closing of such sale. The total amount of all items of compensation from any source payable to our dealer manager or the participating broker-dealers will not exceed an amount that equals 10.0% of the gross proceeds of the offering (excluding Common Shares purchased through our DRIP). From the Company’s inception through December 31, 2016, $7.1 million of selling commissions have been incurred.

Fees	Amount
Dealer Manager Fee

The Dealer Manager receives a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. The Dealer Manager, in its sole discretion, may reallow all or any portion of the dealer manager fee to participating broker-dealers as a marketing fee. No dealer manager fee will be paid with respect to sales under the Company’s DRIP. The estimated dealer management fee is expected to be approximately $9.0 million if the maximum offering of 30.0 million shares of common stock are sold under the Offering. From the Company’s inception through December 31, 2016, $3.3 million of dealer manager fees have been incurred.

Organization and Offering Expenses	The Company reimburses the Advisor for all organization and offering expenses in connection with our offering, other than the selling commissions and dealer manager fee. The Company expects that such organization and offering expenses, other than selling commissions and dealer manager fee, will amount to approximately 2.0% of gross offering proceeds. In no event will organization and offering expenses exceed 15.0% of gross offering proceeds. From the Company’s inception through December 31, 2016, $4.8 of organization and offering expenses have been incurred.

Operational Stage
Fees	Amount
Acquisition Fee

The Company pays to the Advisor or its affiliates 1.0% of the contract purchase price of each property acquired (including its pro rata share (direct or indirect) of debt attributable to such property) or 1.0% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to such investment), as applicable. From the Company’s inception through December 31, 2016, acquisition fees of $1.4 million have been incurred.

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

Construction Management Fee

The Company expects to engage affiliates of the Advisor to provide construction management services for some of its properties. The Company will pay a construction management fee in an amount of up to 5% of the cost of any improvements that the affiliates of the Advisor may undertake. The affiliates of the Advisor may subcontract the performance of their duties to third parties. From the Company’s inception through December 31, 2016, no construction management fees have been incurred.

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

From the Company’s inception through December 31, 2016, there has been no asset management subordinated participation approved by the Company’s board of directors.

Fees	Amount
Asset Management Fee

The following description of the asset management fee will apply beginning on the date on which the initial public offering has ended and the Company has invested substantially all the net proceeds therefrom.

The Company will pay the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 0.75% of the Company’s average invested assets. Average invested assets means, for a specified period, the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non- cash reserves, computed by taking the average of such values at the end of each month during such period. From the Company’s inception through December 31, 2016, no asset management fees have been incurred.

Property Management Fees

Property management fees with respect to properties managed by affiliates of the Advisor are payable monthly in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of property managers in such area. The affiliates of the Advisor may subcontract the performance of their duties to third parties. The Company reimburses the affiliates of the Advisor for costs and expenses, which may include personnel costs for on-site personnel providing direct services for the properties and for roving maintenance personnel to the extent needed at the properties from time to time, and the cost of travel and entertainment, printing and stationery, advertising, marketing, signage, long distance phone calls and other expenses that are directly related to the management of specific properties. Notwithstanding the foregoing, the Company will not reimburse the affiliates of the Advisor for their general overhead costs or, other than as set forth above, for the wages and salaries and other employee-related expenses of their employees.

In addition, the Company will pay the affiliates of the Advisor a separate fee for the one- time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

From the Company’s inception through December 31, 2016, no property management fees or separate fees have been incurred.

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

From the Company’s inception through December 31, 2016, none of these costs have been reimbursed.

Fees	Amount
Financing Coordination Fee

If the Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, the Company will pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. The Advisor may reallow some of or all this financing coordination fee to reimburse third parties with whom it may subcontract to procure such financing. From the Company’s inception through December 31, 2016, no financing coordination fees have been charged.

Liquidation/Listing Stage
Fees	Amount
Real Estate Disposition Commissions

For substantial services in connection with the sale of a property, the Company will pay to the Advisor or any of its affiliates a real estate disposition commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price or a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. The Company’s independent directors will determine whether the Advisor or its affiliates have provided a substantial amount of services to the Company in connection with the sale of a property. A substantial amount of services in connection with the sale of a property includes the preparation by the Advisor or its affiliates of an investment package for the property (including an investment analysis, an asset description and other due diligence information) or such other substantial services performed by the Advisor or its affiliates in connection with a sale. From the Company’s inception through December 31, 2016, no real estate disposition commissions have been incurred.

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

From the Company’s inception through December 31, 2016, no annual subordinated performance fees have been incurred.

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

From the Company’s inception through December 31, 2016, no liquidation distributions have been made.

The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2016	2015

Selling commissions and dealer manager fees	$7,008,694	$3,377,887
Other offering costs	$770,493	$1,870,078

Since commencement of its Offering through December 31, 2016, the Company has incurred $10.4 million in selling commissions and dealer manager fees and $4.8 million of other offering costs in connection with the public offering of shares of its common stock.

No amounts were paid to the affiliates of the Advisor for property management services for the years ended December 31, 2016 and 2015.

Revolving promissory notes payable, net – related party

With the Company's acquisitions of the Hampton Inn – Des Moines, the Courtyard – Durham, the Hampton Inn – Lansing and the SpringHill Suites – Green Bay, the Company entered into various related party promissory notes payable. See Note 3 for details.

Des Moines Promissory Note

On February 4, 2015, the Company entered into the Des Moines Promissory Note with the operating partnership of Lightstone II. The Des Moines Promissory Note had a term of one year, bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $100,000 to Lightstone II in connection with the Des Moines Promissory Note and pledged its ownership interest in the Hampton Inn – Des Moines as collateral.

During the year ended December 31, 2015, the Company incurred interest expense of $421,651 (including origination fees of $91,667) on the Des Moines Promissory Note. During the year ended December 31, 2016, the Company incurred interest expense of $8,333 as a result of the amortization of the remaining origination fee. The Des Moines Promissory Note had no outstanding balance as of December 31, 2015 and expired on February 4, 2016.

Durham Promissory Note

On May 15, 2015, the Company entered into the Durham Promissory Note with the operating partnership of Lightstone II. The Durham Promissory Note had a term of one year, bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $130,000 to Lightstone II in connection with the Durham Promissory Note and pledged its ownership interest in the Courtyard – Durham as collateral.

On March 1, 2016, the Company took additional borrowings on the note of $8 million.  On May 2, 2016, the Durham Promissory Note was repaid in full and has now expired. The outstanding principal balance was $2.1 million as of December 31, 2015. The Durham Promissory Note is included in revolving promissory note payable, net – related party on our consolidated balance sheet (net of debt issuance costs of $51,667 as of December 31, 2015).

During the year ended December 31, 2015, the Company incurred interest expense of $482,651 (including origination fees of $86,667) and during the year ended December 31, 2016, the Company incurred interest expense of $151,751 (including origination fees of $43,333) on the Durham Promissory Note.

Lansing Promissory Note

On May 2, 2016, the Company entered into an $8.0 million Revolving Promissory Note (the “Lansing Promissory Note”) with the operating partnership of Lightstone II. The Lansing Promissory Note had a term of one year (with an option for an additional year), bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $80,000 to Lightstone II in connection with the Lansing Promissory Note and pledged its ownership interest in the Hampton Inn – Lansing as collateral. On July 13, 2016, the Lansing Promissory Note was repaid in full and terminated.

During the year ended December 31, 2016, the Company incurred interest expense of $161,428, including origination fees expensed of $80,000 on the Lansing Promissory Note.

Green Bay Promissory Note

On May 2, 2016, the Company entered into the Green Bay Promissory Note with the operating partnership Lightstone II. The Green Bay Promissory Note had a term of one year (with an option for an additional year), bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Company paid an origination fee of $145,000 to Lightstone II in connection with the Green Bay Promissory Note and pledged its ownership interest in the SpringHill Suites – Green Bay as collateral. On July 13, 2016, the Green Bay Promissory Note was repaid in full and terminated.

During the year ended December 31, 2016, the Company incurred interest expense of $284,635, including origination fees expensed of $145,000 on the Green Bay Promissory Note.

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager, the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on behalf of the Company to the extent the Company does not have sufficient funds to pay such costs. As of December 31, 2016 and 2015, the Company owed the Advisor and its affiliated entities an aggregate of $109,532 and $1.2 million, respectively, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the consolidated balance sheets. During the year ended December 31, 2016 and 2015, the Company paid $36,298 and $403,589, respectively, to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to APIC.

During the years ended December 31, 2016 and 2015, the Company paid the Advisor acquisition fees of approximately $1.1 million and $269,000, respectively.

During the years ended December 31, 2016 and 2015, the Company paid the advisor development fees of $19,847 and $0, respectively.

From time to time, the Company may purchase title insurance from an agent in which its Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the years ended December 31, 2016 and 2015, the Company paid approximately $154,000 and $21,000, respectively, to the title insurance agent.

7. Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements with various third-party management companies. The management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.   The Management Agreements are for terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving sixty days notice after the one year anniversary of the commencement of the agreements.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined.  The base management fee and incentive management fee, if any, are recorded as property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2016, the Company’s hotels operated pursuant to franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales.  The franchise fee and marketing fund charge are recorded as property operating expenses in the consolidated statements of operations.

The franchise agreements are for terms ranging from 15 years to 20 years, expiring between 2028 and 2034.

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

8. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2016 and 2015:

	2016
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$22,551,234	$8,002,767	$7,623,494	$4,953,528	$1,971,445
Operating income/(loss)	$2,460,078	$865,200	$1,479,384	$425,788	$(310,294)
Net (loss)/income	$(113,022)	$(429,371)	$580,516	$137,444	$(401,611)
Less (income)/loss attributable to noncontrolling interests	$(7)	$5	$(14)	$(8)	$10
Net (loss)/income applicable to Company's common shares	$(113,029)	$(429,366)	$580,502	$137,436	$(401,601)
Net (loss)/income per common share, basic and diluted	$(0.01)	$(0.04)	$0.06	$0.02	$(0.08)

	2015
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,

Total revenue	$6,203,341	$1,860,740	$2,168,262	$1,620,917	$553,422
Operating income/(loss)	$573,378	$196,459	$450,803	$46,076	$(119,960)
Net (loss)/income	$(340,230)	$(31,724)	$122,075	$(213,953)	$(216,628)
Less loss/(income) attributable to noncontrolling interests	44	(4)	(25)	39	34
Net (loss)/income applicable to Company's common shares	$(340,186)	$(31,728)	$122,050	$(213,914)	$(216,594)

Net (loss)/income per common share, basic and diluted	$(0.20)	$(0.01)	$0.06	$(0.19)	$(0.41)

9. Subsequent Events

The Cove Transaction

On January 31, 2017, the Company, through a subsidiary of the Operating Partnership, REIT III COVE LLC (“REIT III Cove”) and REIT IV COVE LLC (“REIT IV Cove”), a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party, collectively, the “Assignees”, entered into an Assignment and Assumption Agreement (the “Assignment”) with another of the Lightstone IV’s wholly owned subsidiaries, REIT COVE LLC (the “Assignor”). Under the terms of the Assignment, the Assignees were assigned the rights and obligations of the Assignor with respect to that certain Sale and Purchase Agreement (the “Purchase Agreement”), dated September 29, 2016, made between the Assignor, as the purchaser, LSG Cove LLC (“LSG Cove”), an affiliate of the Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”) and an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer will acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Joint Venture”) for approximately $255.0 million. The Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Joint Venture.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. The Company paid approximately $20.0 million for a 22.5% membership interest in the Joint Venture.

The Company’s interest in the Joint Venture is a non-managing interest, because the Company exerts significant influence over but does not control the Joint Venture, it will account for its ownership interest in the Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Joint Venture will be made on a pro rata basis in proportion to each Members’ equity interest percentage. Any distributions in excess of earnings from the Joint venture will be made to the Members pursuant to the terms of the Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. The Company will commence recording its allocated portion of profit and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Joint Venture.

In connection with the closing of the Cove Transaction, the Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of the Sponsor (the “Guarantor”) has guaranteed the Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967. As of January 31, 2017, The Cove was 81.5% occupied. The average remaining term for existing leases in The Cove is 4 months and the average rental price per square foot is $4.47.

Starting in 2013, approximately $38 million has been invested in an extensive refurbishment of The Cove; of which to date, 97% of the apartment buildings have been completed. The Members intend to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the refurbishment of The Cove. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2016

					Gross amount at which
		Initial Cost (A)			carried at end of period
	Encumbrance	Land	Buildings and Improvements Including Furniture and Fixtures and CIP	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements Including Furniture and Fixtures and CIP	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

Revolving Credit Facility(1):
Hampton Inn - Des Moines	$-	$1,178,845	$9,721,155	$2,852,032	$1,194,896	$12,557,136	$13,752,032	$(770,739)	2/4/2015	(D)
Des Moines, Iowa

Courtyard - Durham	-	1,027,019	14,972,981	94,997	1,027,019	15,067,978	16,094,997	(1,057,464)	5/15/2015	(D)
Durham, North Carolina

Hampton Inn - Lansing	-	417,311	10,082,689	222,278	417,311	10,304,967	10,722,278	(345,498)	3/10/2016	(D)
Lansing, Michigan

Courtyard - Warwick	-	693,601	11,706,399	134,296	693,601	11,840,695	12,534,296	(288,752)	3/23/2016	(D)
Warwick, Rhode Island

SpringHill Suites - Green Bay	-	844,426	17,405,574	17,976	844,426	17,423,550	18,267,976	(497,126)	5/2/2016	(D)
Green Bay, Wisconsin

Fairfield Inn - Austin	-	1,468,636	10,531,364	-	1,468,636	10,531,364	12,000,000	(157,414)	9/13/2016	(D)
Austin, Texas

Staybridge Suites - Austin	-	1,937,591	8,062,409	6,062	1,937,591	8,068,471	10,006,062	(100,968)	10/6/2016	(D)
Austin, Texas

Unallocated	58,817,791	-	-	-	-	-	-	-

Total	58,817,791	7,567,429	82,482,571	3,327,641	7,583,480	85,794,161	93,377,641	(3,217,961)

Promissory Note(2):
Home2 Suites - Salt Lake City	10,973,622	5,756,344	12,743,656	-	5,756,344	12,743,656	18,500,000	(280,430)	8/2/2016	(D)
Salt Lake City, Utah

Home2 Suites - Seattle	17,078,930	8,943,385	19,806,615	-	8,943,385	19,806,615	28,750,000	(363,734)	8/2/2016	(D)
Seattle, Washington

Total	28,052,552	14,699,729	32,550,271	-	14,699,729	32,550,271	47,250,000	(644,164)

Total	$86,870,343	$22,267,158	$115,032,842	$3,327,641	$22,283,209	$118,344,432	$140,627,641	$(3,862,125)

Check:	-			-	-	-	-	-

Notes:

(1) - The Company's Revolving Credit Facility is cross-collateralized by seven hotels.

(2) - The Company's Promissory Note is cross-collateralized by two hotels, each of which has an allocated loan amount.

Notes to Schedule III:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	Reconciliation of total real estate owned:

	For the years ended December 31,
	2016	2015

Balance at beginning of year	$28,140,343	$-
Acquisitions, at cost	110,400,000	26,900,000
Improvements	2,087,298	1,240,343

Balance at end of year	$140,627,641	$28,140,343

(C)	Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2016	2015

Balance at beginning of year	$731,289	$-
Depreciation expense	3,130,836	731,289

Balance at end of year	$3,862,125	$731,289

(D)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	39 years
Furniture and fixtures	5-10 years

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2016, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2017 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	56	Chief Executive Officer and Chairman of the Board of Directors	2017	2014

Edwin J. Glickman	85	Director	2017	2014

George R. Whittemore	67	Director	2017	2014

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

George R. Whittemore From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I, and from April 2008 to the present has served as a member of the board of directors of Lightstone II. Mr. Whittemore also presently serves as a director of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore previously served as a director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a director and audit committee chairman of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his experience in accounting, banking, finance and real estate.

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	56	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	64	President and Chief Operating Officer

Joseph Teichman	43	General Counsel and Secretary

Donna Brandin	60	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President of Lightstone I and its advisor and President and Chief Operating Officer of Lightstone II, Lightstone IV and HNIT and their advisors. Mr. Hochberg also serves as the President of our sponsor and as the President and Chief Operating Officer of our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II, Lightstone IV and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone IV and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor and the advisors of Lightstone I and Lightstone II. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2016, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2016.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2016, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT III Beneficially Owned	Percent of All Common Shares of the Lightstone REIT III

David Lichtenstein (1)	242,222	1.8%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Mitchell Hochberg	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	1.8%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. The Special Limited Partner, which is majority owned by Mr. Lichtenstein, will purchase subordinated participation interests in our operating partnership in exchange for cash or interest in real property.

EQUITY COMPENSATION PLAN INFORMATION

Stock Incentive Plan

On June 9, 2015 our Board of Directors approved the termination of our stock incentive plan. No awards were granted under the plan prior to its termination.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and its affiliates and the Special Limited Partner are majority owned and controlled by Mr. Lichtenstein. We have or may entered into agreements with our Advisor and its affiliates to pay certain fees, as described below, in exchange for services performed or consideration given by these and other affiliated entities. As a majority owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Advisor has certain affiliates which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

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

We may also engage our property managers to provide construction management services for some of our properties. We will pay a construction management fee in an amount of up to 5% of the cost of any improvements that our property managers undertake.

We did not incur any of these fees from our Advisor or its affiliates for these services during the years ended December 31, 2016 and 2015.

Advisor

We reimburse our Advisor for certain organization and offering expenses in connection with the Offering. We currently expect that such organization and offering expenses, will amount to approximately 2.0% of gross offering proceeds assuming we sell the maximum amount of the offering, and in no event will such expenses ultimately exceed 15.0% of gross offering proceeds.

We pay our Advisor an acquisition fee equal to 1.0% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.6% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. Acquisition fees of $1.1 million and $269,000 were incurred during the years ended December 31, 2016 and 2015, respectively.

Until the date on which our initial public offering ends, and subject to the approval of our board of directors, we may pay to our Advisor annually an asset management subordinated participation by issuing a number of restricted Class B Units equal to: (i) the cost of our assets multiplied by 0.1875%; divided by (ii) the value of one Common Share as of the last day of such calendar quarter, which is equal initially to $9.00 (the primary offering price minus selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when we deem the achievement of the performance condition (described below) to be probable. No annual subordinated performance fees were incurred during the years ended December 31, 2016 and 2015.

Beginning on the date on which our initial public offering ends, the Advisor may be paid an advisor asset management fee of one-twelfth (1/12) of 0.75% of our average invested assets and we will reimburse some expenses of the Advisor relating to asset management. No asset management fees were incurred during the years ended December 31, 2016 and 2015.

If our Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we will pay our Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. No financing coordination fees were charged during the years ended December 31, 2016 and 2015.

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property. The commission will not exceed the lesser of 6.0% of the contract sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property. No real estate disposition commissions were incurred during the years ended December 31, 2016 and 2015.

We will pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. No annual subordinated performance fees were incurred during the years ended December 31, 2016 and 2015, respectively.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on our behalf to the extent we do not have sufficient funds to pay such costs. As of December 31, 2016 and 2015, we owed the Advisor and its affiliated entities an aggregate of $109,532 and $1.2 million, respectively, which was principally for organization and offering costs paid on its behalf, and is classified as due to related parties on the consolidated balance sheets.

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

Through December 31, 2016, the Special Limited Partner has purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million, including approximately 228 Subordinated Participation Interests in consideration of $11.4 million during the year ended December 31, 2016.  The Special Limited Partner may elect to purchase the Subordinated Participation Interests for cash or may contribute interests in real property of equivalent value. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

Other

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2016 and 2015, we paid approximately $154,000 and $21,000, respectively, to the title insurance agent.

During the years ended December 31, 2016 and 2015, we paid $36,298 and $403,589, respectively, to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

During the years ended December 31, 2016 and 2015, we recorded interest expense of $606,147 (including origination fees of $276,666) and $904,302 (including origination fees of $178,334), respectively, to the operating partnership of Lightstone II in connection with the Des Moines Promissory Note, the Durham Promissory Note, the Lansing Promissory Note and the Green Bay Promissory Note.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2016	Year ended December 31, 2015
Audit Fees (a)	$148,475	$129,350
Audit-Related Fees (b)	120,750	78,750
Tax Fees (c)	35,659	15,188

Total Fees	$304,884	$223,288

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust III, Inc.’s audited financial statements as of and for the year ended December 31, 2016.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(1)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust III, Inc. and Orchard Securities, LLC
1.2*	Form of Soliciting Dealer Agreement
3.1(2)	Articles of Amendment and Restatement of Lightstone Value Plus Real Estate Investment Trust III, Inc.
3.2(3)	Bylaws of Lightstone Value Plus Real Estate Investment Trust III, Inc.
4.1(4)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2	Distribution Reinvestment Program, included as Appendix C to prospectus
4.4(5)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1(4)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4*	Assignment and Assumption of Purchase and Sale Agreement, dated February 4, 2015, by and among LVP HMI Des Moines LLC and Lightstone Acquisitions V LLC.
10.5*	Assignment and Assumption of Purchase and Sale Agreement, dated May 15, 2015, by and among LVP CY Durham LLC and Lightstone Acquisitions V LLC.
10.6*	Assignment and Assumption of Purchase and Sale Agreement, dated March 10, 2016, by and among LVP HMI Lansing LLC and Lightstone Acquisitions VIII LLC.
10.7*	Assignment and Assumption of Purchase and Sale Agreement, dated March 23, 2016, by and among LVP CY Warwick LLC and Lightstone Acquisitions LLC.
10.8*	Assignment and Assumption of Purchase and Sale Agreement, dated May 2, 2016, by and among LVP SHS Green Bay LLC and Lightstone Acquisitions VII LLC.
10.9*	Assignment and Assumption of Purchase and Sale Agreement, dated August 2, 2016, by and among LVP H2S Seattle LLC and Lightstone Acquisitions VI LLC.
10.10*	Assignment and Assumption of Purchase and Sale Agreement, dated August 2, 2016, by and among LVP H2S Salt Lake City LLC and Lightstone Acquisitions VI LLC.
10.11*	Assignment and Assumption of Purchase and Sale Agreement, dated September 13, 2016, by and among LVP FFI Austin LLC and Lightstone Acquisitions LLC.
10.12*	Assignment and Assumption of Purchase and Sale Agreement, dated October 7, 2016, by and among LVP SBS Austin LLC and Lightstone Acquisitions LLC.
10.13*	Assignment and Assumption Agreement, dated as of January 31, 2017, by and among REIT Cove LLC, REIT IV Cove LLC and REIT III Cove LLC.
10.14*	Revolving Credit Facility dated July 13, 2016 with Western Alliance Bank.
10.15*	Promissory Note dated October 5, 2016 with Citigroup Global Markets Realty Corp.
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	As filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2017.
(2)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(3)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.
(4)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: March 28, 2017	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 28, 2017
David Lichtenstein	of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 28, 2017
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	March 28, 2017
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 28, 2017
George R. Whittemore

