Form 10-Q
period 2017-03-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2017-05-15
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of May 8, 2017, there were approximately 13.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Investment property:
Land and improvements	$22,284,030	$22,283,209
Building and improvements	103,382,387	103,080,704
Furniture and fixtures	15,729,131	15,133,479
Construction in progress	86,704	130,249

Gross investment property	141,482,252	140,627,641
Less accumulated depreciation	(5,167,531)	(3,862,125)
Net investment property	136,314,721	136,765,516

Investment in unconsolidated affiliated real estate entity	20,097,888	-
Cash	50,503,801	55,064,507
Restricted escrows	935,409	851,441
Accounts receivable and other assets	2,924,927	2,634,675
Total Assets	$210,776,746	$195,316,139

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,522,291	$2,684,346
Mortgages payable, net	86,878,595	86,870,343
Due to related parties	211,058	109,532
Distributions payable	672,541	583,113
Total liabilities	91,284,485	90,247,334

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,635,803 and 11,656,877 shares issued and outstanding, respectively	136,358	116,569
Additional paid-in-capital	117,097,895	99,309,774
Subscription receivable	(530,406)	(105,000)
Accumulated deficit	(9,304,115)	(6,345,110)
Total Company stockholders' equity	107,399,732	92,976,233

Noncontrolling interests	12,092,529	12,092,572

Total Stockholders' Equity	119,492,261	105,068,805

Total Liabilities and Stockholders' Equity	$210,776,746	$195,316,139

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$7,720,597	$1,971,445

Expenses:
Property operating expenses	4,798,384	1,299,141
Real estate taxes	363,147	99,354
General and administrative costs	439,713	604,928
Depreciation and amortization	1,324,963	278,316

Total operating expenses	6,926,207	2,281,739

Operating income/(loss)	794,390	(310,294)

Interest expense	(1,345,311)	(89,964)

Loss from investment in unconsolidated affiliated real estate entity	(512,707)	-

Other expense, net	(32,992)	(1,353)

Net loss	(1,096,620)	(401,611)

Less: net loss attributable to noncontrolling interests	13	10

Net loss applicable to Company's common shares	$(1,096,607)	$(401,601)

Net loss per Company's common shares, basic and diluted	$(0.09)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	12,591,058	4,827,293

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares

	Common Shares	Amount	Additional Paid- In Capital	Subscription Receivable	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2016	11,656,877	$116,569	$99,309,774	$(105,000)	$(6,345,110)	$12,092,572	$105,068,805

Net loss	-	-	-	-	(1,096,607)	(13)	(1,096,620)
Distributions declared	-	-	-	-	(1,862,398)	-	(1,862,398)
Distributions paid to noncontrolling interests	-	-	-	-	-	(30)	(30)
Proceeds from offering	1,897,183	18,972	18,820,237	(425,406)	-	-	18,413,803
Selling commissions and dealer manager fees	-	-	(1,761,461)	-	-	-	(1,761,461)
Other offering costs	-	-	(44,267)	-	-	-	(44,267)
Shares issued from distribution reinvestment program	85,995	860	816,088	-	-	-	816,948
Redemption and cancellation of shares	(4,252)	(43)	(42,476)	-	-	-	(42,519)

BALANCE, March 31, 2017	13,635,803	$136,358	$117,097,895	$(530,406)	$(9,304,115)	$12,092,529	$119,492,261

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,096,620)	$(401,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	512,707	-
Depreciation and amortization	1,324,963	278,316
Amortization of deferred financing costs	112,615	40,834
Other non-cash adjustments	28,501	2,849
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(338,311)	(401,551)
Increase in accounts payable and other accrued expenses	602,801	588,667
Increase in due to related party	101,526	134,823

Net cash provided by operating activities	1,248,182	242,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(830,851)	(23,088,810)
Investment in unconsolidated affiliated real estate entity	(20,610,595)	-
Refundable escrow deposits	-	(500,000)
Funding of restricted escrows	(83,969)	-

Cash used in investing activities	(21,525,415)	(23,588,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory notes payable - related party	-	8,000,000
Payments on mortgage payable	(108,763)	-
Refund of loan fees and expenses	4,400	-
Proceeds from issuance of common stock	18,413,803	17,112,280
Payment of commissions and offering costs	(1,594,342)	(2,794,050)
Contributions from noncontrolling interests	-	3,942,870
Distributions to noncontrolling interests	(30)	(30)
Distributions to common stockholders	(956,022)	(324,908)
Redemption and cancellation of common shares	(42,519)	-

Net cash provided by financing activities	15,716,527	25,936,162

Net change in cash	(4,560,706)	2,589,679
Cash, beginning of year	55,064,507	6,747,401

Cash, end of period	$50,503,801	$9,337,080

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,220,426	$5,476
Distributions declared, but not paid	$672,541	$274,467
Commissions and other offering costs accrued but not paid	$320,926	$409,704
Subscription receivable	$425,406	$(116,271)
Value of shares issued from distribution reinvestment program	$816,948	$311,039
Application of deposit to acquisition of investment property	$-	$1,000,000
Investment property acquired but not paid	$23,760	$393,968

The accompanying notes are an inegral part of these consolidated financial statements.

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of March 31, 2017 in the Operating Partnership’s partner units.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share, (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which were offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016, respectively.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.2 million from the sale of approximately 13.4 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.3 million. In addition, through March 31, 2017 (the termination date of the Offering), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

On April 21, 2017, the Company’s board of directors terminated the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash.

As of March 31, 2017, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms. Additionally, as of March 31, 2017, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a multi-family residential property containing 281 units (see Note 3) that the Company does not consolidate but rather accounts for under the equity method of accounting. All of the Company’s properties are located within the United States. As of March 31, 2017, the hospitality properties’ average revenue per available room (“RevPAR”) was $82.87 and occupancy was 71% for the three months ended March 31, 2017. Additionally, as of March 31, 2017, the Cove was 81.1% occupied.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’), both affiliates of the Sponsor, may serve as property managers and/or the Company may utilize third-party property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third-party not affiliated with the Company, the Sponsor or the Advisor, served as the dealer manager of the Offering until their termination on March 31, 2017, as a result of the termination of the Offering. In addition to the Property Managers, the Advisor is also an affiliate of the Sponsor. These related parties receive compensation and fees for services related to the investment and management of the Company’s assets.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of the Offering. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase Subordinated Participation Interests.

Through March 31, 2017 (the termination date of the Offering), the Special Limited Partner purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

(Unaudited)

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2017, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Pro-Forma Financial Information

The following table provides unaudited pro forma results of operations for the periods indicated, as if the Company’s acquisitions of the Hampton Inn – Lansing (acquired on March 10, 2016), Courtyard – Warwick (acquired on March 23, 2016), SpringHill Suites – Green Bay (acquired on May 2, 2016), Home2 Suites Hotel Portfolio (acquired on August 2, 2016), Fairfield Inn – Austin (acquired on September 16, 2016), Staybridge Suites – Austin (acquired on October 7, 2016) and its 22.5% membership interest in the RP Maximus Cove, L.L.C. (acquired on January 31, 2017 - See Note 3) had all occurred at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended March 31,
	2017	2016
Pro forma rental revenue	$7,720,597	$7,778,659
Pro forma net loss (1)	$(1,365,995)	$(501,778)

Pro forma net loss per Company's common share, basic and diluted (1)	$(0.11)	$(0.10)

(1)	Includes acquisition fees and acquisition-related expenses aggregating $ 465,840 during the three months ended March 31, 2016.

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

In November 2016, the FASB issued guidance that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued  an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  This guidance will not have a material impact on the Company’s consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity listed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of this entity. A summary of the Company’s investment in the unconsolidated affiliated entity is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2017	December 31, 2016
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$20,097,888	$-

The Cove Joint Venture

On January 31, 2017, the Company, through a subsidiary of the Operating Partnership, REIT III COVE LLC (“REIT III Cove”) and REIT IV COVE LLC (“REIT IV Cove”), a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party, collectively, the “Assignees”, entered into an Assignment and Assumption Agreement (the “Assignment”) with another of the Lightstone IV’s wholly owned subsidiaries, REIT COVE LLC (the “Assignor”). Under the terms of the Assignment, the Assignees were assigned the rights and obligations of the Assignor with respect to that certain Sale and Purchase Agreement (the “Purchase Agreement”), dated September 29, 2016, made between the Assignor, as the purchaser, LSG Cove LLC (“LSG Cove”), an affiliate of the Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”), and RP Cove, L.L.C (the “Seller”) an unrelated third party, pursuant to which the Buyer would acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Joint Venture.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution to the Cove Joint Venture. The Company paid approximately $20.0 million for a 22.5% membership interest in the Joint Venture. In connection with the acquisition, the Company paid the Advisor an acquisition fee of $573,750, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which has been included in investment in unconsolidated affiliated real estate entity on the consolidated balance sheets.

The Company’s interest in the Cove Joint Venture is a non-managing interest. The Company determined that the Cove Joint Venture is a variable interest entity (“VIE”) and because the Company exerts significant influence over but does not control the Cove Joint Venture, it will account for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Cove Joint Venture will be made on a pro rata basis in proportion to each Members’ equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture will be made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit or losses and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by the Cove and an affiliate of the Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share is up to approximately $10.9 million.

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members intend to use remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

The Company has determined that the fair value of both the Loan Guarantee and the Refurbishment Guarantee are immaterial.

The Cove Joint Venture Condensed Financial Information

The Company’s carrying value of its interest in the Cove Joint Venture differs from its share of member’s equity reported in the condensed balance sheet of the Cove Joint Venture due to the Company’s basis of its investment in excess of the historical net book value of the Cove Joint Venture. The Company’s additional basis allocated to depreciable assets is being recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the unaudited condensed income statement for the Cove Joint Venture:

(amounts in thousands)	For the Period January 31, 2017 (date of investment) through March 31, 2017
Revenue	$2,074
Property operating expenses	633
General and administrative costs	126
Depreciation and amortization	1,584
Operating loss	(269)
Interest expense and other, net	(1,477)
Net loss	$(1,746)
Company's share of net loss (22.50%)	$(393)
Additional depreciation and amortization expense (1)	(120)
Company's loss from investment	$(513)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	March 31, 2017

Real estate, at cost (net)	$154,940
Cash and restricted cash	3,638
Other assets	1,020
Total assets	$159,598

Mortgage payable, net	$172,892
Other liabilities	1,439
Members' deficit (1)	(14,733)
Total liabilities and members' deficit	$159,598

(1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

4.	Mortgage payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2017	Maturity Date	Amount Due at Maturity	As of March 31, 2017	As of December 31, 2016
Revolving Credit Facility, secured by seven properties	LIBOR + 4.95%	6.03%	July 2019	$59,696,000	$59,696,000	$59,696,000

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	28,223,117	28,331,880

Total mortgages payable		5.61%		$85,823,572	$87,919,117	$88,027,880

Less: Deferred financing costs					(1,040,522)	(1,157,537)

Total mortgage payable, net					$86,878,595	$86,870,343

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2017:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total

Principal maturities	$315,489	$445,052	$60,162,871	$486,092	$26,509,613	$-	$87,919,117

Less: Deferred financing costs							(1,040,522)

Total principal maturiteis, net							$86,878,595

Debt Compliance

The Revolving Credit Facility requires the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

5.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees were paid to the Dealer Manager, pursuant to various agreements which were terminated on March 31, 2017 as a result of the termination of the Offering, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Organizational costs are expensed as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Selling commissions and dealer manager fees	$1,761,461	$1,611,877
Other offering costs	$44,267	$124,360

Since the Company’s inception through March 31, 2017 (the termination date of the Offering), it has incurred approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million of other offering costs in connection with the public offering of its shares of common stock.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

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

During the three months ended March 31, 2017 and 2016, the Company paid the Advisor acquisition fees of approximately $573,750 and $229,000, respectively. Additionally, during the three months ended March 31, 2017 the Company was charged by the Advisor asset management fees of $2,003. The acquisition fee for the Cove Joint Venture of approximately $573,750 was capitalized and included in unconsolidated affiliated real estate entity on the consolidated balance sheets.

From time to time, the Company may purchase title insurance from an agency in which its Sponsor owns a 50% limited partnership interest (the “Affiliated Title Insurance Agency”). Because the Affiliated Title Insurance Agency receives fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from the Affiliated Title Insurance Agency. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the three months ended March 31, 2016 the Company paid $34,875 to the Affiliated Title Insurance Agency.

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,919,117	$87,180,396	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

10.	Distributions

Distribution Payments

On February 15, 2017, March 15, 2017 and April 14, 2017, the Company paid distributions for the months ended January 31, 2017, February 28, 2017 and March 31, 2017, respectively, of $1,862,398. The distributions were paid in full using a combination of cash and 90,955 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distributions were paid from a combination of cash flows provided by operations ($998,326 or 54%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($864,073 or 46%).

Distribution Declaration

On May 12, 2017, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending September 30, 2017. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

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

Principally through our Operating Partnership, we have and excpect to continue to seek to acquire hotels and other commercial real estate assets primarily located in the United States. Our acquisitions may include both portfolios and individual properties and may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate.

Our registration statement on Form S-11 (the “Offering”), pursuant to which we offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share, (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which were offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, we adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016, respectively.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.2 million from the sale of approximately 13.4 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.3 million. In addition, through March 31, 2017 (the termination date of the Offering), we had issued approximately 0.3 million shares of common stock under our DRIP, representing approximately $2.9 million of additional proceeds.

On April 21, 2017, the Company’s board of directors terminated the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash.

We sold 20,000 Common Shares to Lightstone Value Plus REIT III LLC, a Delaware limited liability company (the ‘‘Advisor’’), an entity majority owned by David Lichtenstein, on December 24, 2012, for $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’).

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of the Offering. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase Subordinated Participation Interests.

Through March 31, 2017 (the termination date of the Offering), the Special Limited Partner has purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Beacon Property Management Limited Liability Company and Paragon Retail Property Management LLC (the ‘‘Property Managers’’), both affiliates of the Sponsor, may serve as property managers and/or we may utilize third-party property managers. Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third-party not affiliated with us, our Sponsor or our Advisor, served as the dealer manager of the Offering until their termination on March 31, 2017 as a result of the termination of the Offering. In addition to Property Managers, the Advisor is also an affiliate of our Sponsor. These related parties will receive compensation and fees for services related to the investment and management of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages.

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

Portfolio Summary –

Consolidated Properties:

				Year to Date	Percentage Occupied for the Three Months	Revenue per Available Room for the Three Months	Average Daily Rate for the Three Months
	Location	Year Built	Date Acquired	Available Rooms	Ended March 31, 2017	Ended March 31, 2017	Ended March 31, 2017

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,800	58%	$70.73	$126.99
							.
Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	13,140	70%	$67.69	$96.30

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	7,740	75%	$93.78	$125.68
							.
Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	8,280	69%	$79.27	$115.45

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	11,430	60%	$74.26	$123.28

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	11,250	83%	$94.87	$114.92

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	12,510	85%	$108.98	$128.78

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	7,560	68%	$78.22	$115.27

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	7,200	69%	$75.63	$108.91

			Total	89,910	71%	$82.87	$117.15

Unconsolidated Affiliated Real Estate Entitiy:
Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2017	Annualized Revenues based on rents at March 31, 2017	Annualized Revenues per unit at March 31, 2017

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	81%	$12.4 million	$54,400

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

During 2016, we acquired the Hampton Inn – Lansing on March 10, 2016, the Courtyard – Warwick on March 23, 2016, the SpringHill Suites – Green Bay on May 2, 2016, the Home2 Suites Hotel Portfolio on August 2, 2016, the Fairfield Inn – Austin on September 13, 2016 and the Staybridge Suites – Austin on October 7, 2016. Additionally, we acquired a 22.5% membership in RP Maximus Cove,, L.L.C. (the “Cove Joint Venture”) on January 31, 2017 (see Note 3 of the Notes to Consolidated Financial Statements). We wholly own and consolidate our nine hospitality properties and account for our 22.5% interest in the Cove Joint Venture under the equity method of accounting as of March 31, 2017. The operating results of these investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

Comparison of the Three Months Ended March 31, 2017 vs. March 31, 2016

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended March 31, 2016 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham and for the Hampton Inn – Lansing beginning on March 10, 2016 and the Courtyard – Warwick beginning on March 23, 2016. The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended March 31, 2017 is attributable to all nine of our hospitality properties.

Rental revenue

Rental revenue increased by $5.7 million to $7.7 million during the three months ended March 31, 2017 compared to $2.0 million for the same period in 2016. Substantially all of the $5.7 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Property operating expenses

Property operating expenses increased by $3.5 million to $4.8 million during the three months ended March 31, 2017 compared to $1.3 million for the same period in 2016. Substantially all of the $3.5 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Real estate taxes

Real estate taxes increased by $263,793 to $363,147 during the three months ended March 31, 2017 compared to $99,354 for the same period in 2016. Substantially all of the increase was attributable to the hotels acquired during or subsequent to the 2016 period.

General and administrative expense

General and administrative expense decreased by $165,215 to $439,713 during the three months ended March 31, 2017 compared to $604,928 for the same period in 2016. The decrease reflects a lower acquisition fees and acquisition-related costs and a decrease in accounting, legal and corporate filing fees in the 2017 period.

Depreciation and amortization

Depreciation and amortization expense increased by $1,046,647 to $1,324,963 during the three months ended March 31, 2017 compared to $278,316 for the same period in 2016. Approximately $1.0 million of the increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Earnings from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during three months ended March 31, 2017 was $512,707. Our earnings from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017 which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

Interest expense

Interest expense was $1,345,311 during the three months ended March 31, 2017 and compared to $89,964 for the same period in 2016. Interest expense is attributable to financings associated with our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2017, our primary sources of funds were $18.4 million of proceeds from our sale of shares of common stock under our Offering and $1.2 million of cash flows from operations.

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

Our future sources of funds will primarily consist of cash flows from our operations. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2017, our total borrowings were approximately $87.9 million which represented 71% of our net assets.

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

In addition to making investments in accordance with our investment objectives, we have used and expect to continue use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments included payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

Selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Selling commissions and dealer manager fees	$1,761,461	$1,611,877
Other offering costs	$44,267	$124,360

Since commencement of our Offering through its termination on March 31, 2017, we have incurred approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million of other offering costs in connection with the public offering of shares of our common stock.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$1,248,182	$242,327
Net cash used in investing activities	(21,525,415)	(23,588,810)
Net cash provided by financing activities	15,716,527	25,936,162
Net change in cash	(4,560,706)	2,589,679
Cash, beginning of year	55,064,507	6,747,401
Cash, end of the period	$50,503,801	$9,337,080

Our principal sources of cash flow were derived from proceeds received from our Offering and operating cash flows provided by our properties. In the future, we expect our properties will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities and scheduled debt service. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $1.2 million during the three months ended March 31, 2017 consisted of our net loss of $1.1 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $1.9 million and net changes in operating assets and liabilities of $0.4 million.

Investing activities

The cash used in investing activities of $21.5 million during the three months ended March 31, 2017 primarily consisted of approximately $20.6 million related to the acquisition of our 22.5% interest in the Cove Joint Venture and capital expenditures of $0.8 million.

Financing activities

The net cash provided by financing activities of $15.7 million during the three months ended March 31, 2017 consisted of $18.4 million of offering proceeds, partially offset by the payment of $1.6 million of commissions and offering costs, $0.1 million in payments on our mortgages payable and cash distributions of $1.0 million to our common stockholders .

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The Offering provides for 10.0 million shares available for issuance under our DRIP at a discounted price equivalent to 95% of the Primary Offering price per share. Through March 31, 2017, approximately 306,841 shares of common stock had been issued under our DRIP and approximately 9.7 million shares remain available for issuance.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2016 we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. For the three months ended March 31, 2017, approximately 4,252 shares of common stock have been repurchased under our share repurchase program at an average price per share of $10.00 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

On April 21, 2017, the Board of Directors terminated our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2017.

Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$315,489	$445,052	$60,162,871	$486,092	$26,509,613	$-	$87,919,117
Interest payments	3,795,340	5,019,201	3,571,704	1,287,576	1,051,196	-	14,725,017
Total	$4,110,829	$5,464,253	$63,734,575	$1,773,668	$27,560,809	$-	$102,644,134

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

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(1,096,620)	$(401,611)
FFO adjustments:
Depreciation and amortization of real estate assets	1,324,963	278,613
Adjustments to equity earnings from unconsolidated affiliated real estate entity	476,101	-
FFO	704,444	(122,998)
MFFO adjustments:

Acquisition and other transaction related costs expensed	115,391	465,840
MFFO	819,835	342,842
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$819,835	$342,842

Net loss	$(1,096,620)	$(401,611)
Less: net loss attributable to noncontrolling interests	13	10
Net loss applicable to Company's common shares	$(1,096,607)	$(401,601)
Net loss per common share, basic and diluted	$(0.09)	$(0.08)

FFO	$704,444	$(122,998)
Less: FFO attributable to noncontrolling interests	(14)	-
FFO attributable to Company's common shares	$704,430	$(122,998)
FFO per common share, basic and diluted	$0.06	$(0.03)

MFFO - IPA recommended format	$819,835	$342,842
Less: MFFO attributable to noncontrolling interests	(16)	(16)
MFFO attributable to Company's common shares	$819,819	$342,826

Weighted average number of common shares outstanding, basic and diluted	12,591,058	4,827,293

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Q1 2017	Percentage of Distributions	Q1 2016	Percentage of Distributions
Distributions period:
Date distribution declared	November 14, 2016		November 13, 2015 & March 14, 2016

Date distribution paid	February 15, 2017, March 15, 2017, & April 14, 2017		February 15, 2016, March 15, 2016, & April 15, 2016

Distributions paid	$998,326		$362,904
Distributions reinvested	864,072		359,258
Total Distributions	$1,862,398		$722,162

Source of distributions:
Cash flows provided by operations	$998,326	54%	$242,327	34%
Offering proceeds	-	0%	120,577	17%
Proceeds from issuance of common stock through DRIP	864,072	46%	359,258	49%
Total Sources	$1,862,398	100%	$722,162	100%

Cash flows provided by operations (GAAP basis)	$1,248,182		$242,327

Number of shares of common stock issued pursuant to the Company's DRIP
	90,955		37,817

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2017
FFO attributable to Company's common shares	$4,036,660
Distributions Paid	$6,936,557

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2017 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2017, we did not have any derivative agreements outstanding.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of March 31, 2017:

Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$315,489	$445,052	$60,162,871	$486,092	$26,509,613	$-	$87,919,117

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets) and accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,919,117	$87,180,396	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

Our mortgage payable requires the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. We are currently in compliance with respect to all of our financial debt covenants.

As of March 31, 2017, approximately $59.7 million, or 68%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.6 million

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions which may affect our ability to obtain or refinance debt in the future. As of March 31, 2017, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company discussed in its Annual Report on Form 10-K various risks that may materially affect its business. The Company uses this section to update this discussion to reflect material developments since its Form 10-K was filed. For the quarter ended March 31, 2017, there were no such material developments.

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share, (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial offering price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) which were offered at a discounted price equivalent to 95% of the Primary Offering price per Common Share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which is equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016, respectively.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.2 million from the sale of approximately 13.4 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.3 million. In addition, through March 31, 2017 (the termination date of the Offering), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of the Offering. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no obligated to purchase Subordinated Participation Interests.

Through March 31, 2017 (the termination date of the Offering), the Special Limited Partner has purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Below is a summary of the expenses the Company has incurred from October 5, 2012 (date of inception) through its termination on March 31, 2017 in connection with the issuance and distribution of registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$12,190,863
Other expenses incurred and paid to non-affiliates	4,826,175
Total offering expenses incurred	$17,017,038

From the Company’s inception date through March 31, 2017, it has used the cumulative net offering proceeds received of approximately $126.3 million (including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $17.0 million, as follows:

Purchase of investment properties, net of financings	$76,214,231
Cash and cash equivalents, as adjusted	49,104,742
Cash distributions not funded by operations	421,546
Funding of restricted escrows	935,409
Other uses (primarily timing of payables)	(396,869)

Total uses	$126,279,059

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 15, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST III, INC.

Date: May 15, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

