Form 10-Q
period 2017-06-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2017-08-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐  No ☑

As of August 1, 2017, there were approximately 13.7 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Investment property:
Land and improvements	$22,284,030	$22,283,209
Building and improvements	103,143,518	103,080,704
Furniture and fixtures	15,846,099	15,133,479
Construction in progress	668,670	130,249
Gross investment property	141,942,317	140,627,641
Less accumulated depreciation	(6,474,756)	(3,862,125)
Net investment property	135,467,561	136,765,516

Investment in unconsolidated affiliated real estate entity	19,293,939	-
Cash	50,424,596	55,064,507
Restricted escrows	1,034,047	851,441
Accounts receivable and other assets	2,802,969	2,634,675
Total Assets	$209,023,112	$195,316,139

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,773,669	$2,684,346
Mortgages payable, net	86,889,146	86,870,343
Due to related parties	130,735	109,532
Distributions payable	673,964	583,113
Total liabilities	91,467,514	90,247,334

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,666,491 and 11,656,877 shares issued and outstanding, respectively	136,665	116,569
Additional paid-in-capital	117,449,602	99,309,774
Subscription receivable	-	(105,000)
Accumulated deficit	(12,123,159)	(6,345,110)
Total Company stockholders' equity	105,463,108	92,976,233

Noncontrolling interests	12,092,490	12,092,572
Total Stockholders' Equity	117,555,598	105,068,805
Total Liabilities and Stockholders' Equity	$209,023,112	$195,316,139

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$8,984,519	$4,953,528	$16,705,116	$6,924,973

Expenses:
Property operating expenses	5,221,527	2,802,497	10,019,911	4,101,638
Real estate taxes	361,252	217,901	724,399	317,255
General and administrative costs	615,164	893,906	1,054,877	1,498,834
Depreciation and amortization	1,326,783	613,436	2,651,746	891,752
Total operating expenses	7,524,726	4,527,740	14,450,933	6,809,479

Operating income	1,459,793	425,788	2,254,183	115,494
Loss from investment in unconsolidated affiliated real estate entity	(813,170)	-	(1,325,877)	-
Interest expense	(1,384,544)	(287,473)	(2,729,855)	(377,437)

Other expense, net	(37,308)	(871)	(70,300)	(2,224)

Net (loss)/income	(775,229)	137,444	(1,871,849)	(264,167)

Less: net loss/(income) attributable to noncontrolling interests	9	(8)	22	2
Net (loss)/income applicable to Company's common shares	$(775,220)	$137,436	$(1,871,827)	$(264,165)

Net (loss)/income per Company's common shares, basic and diluted	$(0.06)	$0.02	$(0.14)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	13,662,457	6,686,377	13,129,718	5,765,835

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2016	11,656,877	$116,569	$99,309,774	$(105,000)	$(6,345,110)	$12,092,572	$105,068,805

Net loss	-	-	-	-	(1,871,827)	(22)	(1,871,849)
Distributions declared	-	-	-	-	(3,906,222)	-	(3,906,222)
Distributions paid to noncontrolling interests	-	-	-	-	-	(60)	(60)
Proceeds from offering	1,897,374	18,974	18,820,260	105,000	-	-	18,944,234
Selling commissions and dealer manager fees	-	-	(1,759,714)	-	-	-	(1,759,714)
Other offering costs	-	-	17,499	-	-	-	17,499
Shares issued from distribution reinvestment program	118,988	1,190	1,129,196	-	-	-	1,130,386
Redemption and cancellation of shares	(6,748)	(68)	(67,413)	-	-	-	(67,481)

BALANCE, June 30, 2017	13,666,491	$136,665	$117,449,602	$-	$(12,123,159)	$12,092,490	$117,555,598

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,871,849)	$(264,167)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	1,325,877	-
Depreciation and amortization	2,651,746	891,752
Amortization of deferred financing costs	225,841	89,167
Other non-cash adjustments	20,918	2,935
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(228,328)	(507,514)
Increase in accounts payable and other accrued expenses	1,122,653	1,566,032
Increase in due to related party	21,203	99,899
Net cash provided by operating activities	3,268,061	1,878,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,305,644)	(42,170,113)
Investment in unconsolidated affiliated real estate entity	(20,619,816)	-
Refundable escrow deposits	-	(3,000,000)
Funding of restricted escrows	(182,606)	-
Cash used in investing activities	(22,108,066)	(45,170,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving promissory notes payable - related party	-	24,200,000
Payments on mortgage payable	(211,438)	-
Payments on revolving promissory notes payable - related party	-	(10,055,281)
Refund/(payment) of loan fees and expenses	4,400	(475,000)
Proceeds from issuance of common stock	18,944,234	28,972,810
Payment of commissions and offering costs	(1,784,576)	(4,320,812)
Contributions from noncontrolling interests	-	10,390,870
Distributions to noncontrolling interests	(60)	(60)
Distributions to common stockholders	(2,684,985)	(1,118,696)
Redemption and cancellation of common shares	(67,481)	(50,790)
Net cash provided by financing activities	14,200,094	47,543,041

Net change in cash	(4,639,911)	4,251,032
Cash, beginning of year	55,064,507	6,747,401
Cash, end of period	$50,424,596	$10,998,433

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,488,162	$114,645
Distributions declared, but not paid	$673,964	$342,682
Commissions and other offering costs accrued but not paid	$67,178	$380,269
Subscription receivable	$-	$87,305
Value of shares issued from distribution reinvestment program	$1,130,386	$449,338
Application of deposit to acquisition of investment property	$-	$1,000,000
Investment property acquired but not paid	$9,032	$81,626

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of June 30, 2017 in the Operating Partnership’s partner units.

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

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.7 million from the sale of approximately 13.7 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.8 million.

On April 21, 2017, the Company’s board of directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

As of June 30, 2017, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms. Additionally, as of June 30, 2017, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a multi-family residential property containing 281 units (see Note 3) that the Company does not consolidate but rather accounts for under the equity method of accounting. All of the Company’s properties are located within the United States. As of June 30, 2017, the hospitality properties’ average revenue per available room (“RevPAR”) was $89.37 and occupancy was 73% for the six months ended June 30, 2017. Additionally, as of June 30, 2017, the Cove was 86.8% occupied.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2017, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma rental revenue	$8,984,519	$9,009,026	$16,705,116	$16,787,686
Pro forma net loss (1)	$(775,220)	$(44,430)	$(2,141,215)	$(546,209)

Pro forma net loss per Company's common share, basic and diluted (1)	$(0.06)	$(0.01)	$(0.16)	$(0.19)

(1)	Includes acquisition related expenses of $733,426 and $1,199,266 for the three and six months ended June 30, 2016 in connection with the acquisition of the Hampton Inn — Lansing, the Courtyard – Warwick and the SpringHill Suites – Green Bay.

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

			As of
Entity	Date of Ownership	Ownership %	June 30, 2017	December 31, 2016
RP Maximus Cove, L.L.C. (the “Cove Joint Venture”)	January 31, 2017	22.50%	$19,293,939	$-

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

The following table represents the unaudited condensed income statement for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2017	For the Period January 31, 2017 (date of investment) through June 30, 2017
Revenue	$3,127	$5,201

Property operating expenses	1,268	1,901
General and administrative costs	16	142
Depreciation and amortization	2,381	3,964
Operating loss	(538)	(806)

Interest expense and other, net	(2,278)	(3,756)
Net loss	$(2,816)	$(4,562)
Company's share of net loss (22.50%)	$(633)	$(1,027)
Additional depreciation and amortization expense (1)	(180)	(299)
Company's loss from investment	$(813)	$(1,326)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	June 30, 2017

Real estate, at cost (net)	$152,813
Cash and restricted cash	3,262
Other assets	1,161
Total assets	$157,236

Mortgage payable, net	$173,116
Other liabilities	1,662
Members' deficit (1)	(17,542)
Total liabilities and members' deficit	$157,236

(1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

4.	Mortgage payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2017	Maturity Date	Amount Due at Maturity	As of June 30, 2017	As of December 31, 2016

Revolving Credit Facility, secured by seven properties	LIBOR + 4.95%	6.08%	July 2019	$59,696,000	$59,696,000	$59,696,000

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	28,120,442	28,331,880

Total mortgages payable		5.65%		$85,823,572	$87,816,442	$88,027,880

Less: Deferred financing costs					(927,296)	(1,157,537)

Total mortgage payable, net					$86,889,146	$86,870,343

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2017:

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$212,814	$445,052	$60,162,871	$486,092	$26,509,613	$-	$87,816,442

Less: Deferred financing costs							(927,296)

Total principal maturities, net							$86,889,146

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Selling commissions and dealer manager fees	$(1,748)	$1,116,252	$1,759,714	$2,728,129
Other offering costs	$(61,767)	$367,127	$(17,499)	$491,487

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Acquisition Fees (general and administrative costs)	$-	$182,500	$573,750	$411,500
Asset Management Fees (general and administrative costs)	320,572	-	322,618	-

Total	$320,572	$182,500	$896,368	$411,500

The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in unconsolidated affiliated real estate entity on the consolidated balance sheets.

From time to time, the Company may purchase title insurance from an agency in which its Sponsor owns a 50% limited partnership interest (the “Affiliated Title Insurance Agency”). Because the Affiliated Title Insurance Agency receives fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from the Affiliated Title Insurance Agency. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the three and six months ended June 30, 2016 the Company paid $4,250 and $39,125, respectively, to the Affiliated Title Insurance Agency.

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,816,442	$87,156,248	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

10.	Distributions

Distribution Payments

On May 15, 2017, June 15, 2017 and July 14, 2017, the Company paid distributions for the months ended April 30, 2017, May 31, 2017 and June 30, 2017, respectively, of $2,043,824. The distributions were paid in cash. The distributions were paid from a combination of cash flows provided by operations ($2,019,879 or 99%) and offering proceeds ($23,945 or 1%).

Distribution Declaration

On August 8, 2017, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending December 31, 2017. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

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

Principally through our Operating Partnership, we have and expect to continue to seek to acquire hotels and other commercial real estate assets primarily located in the United States. Our acquisitions may include both portfolios and individual properties and may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate.

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

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.7 million from the sale of approximately 13.7 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.8 million.

On April 21, 2017, the Company’s board of directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

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

Portfolio Summary –

Consolidated Properties:
				Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months Ended	Average Daily Rate for the Six Months Ended
	Location	Year Built	Date Acquired	Available Rooms	June 30, 2017	June 30, 2017	June 30, 2017

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,720	63%	$81.20	$128.60
							.
Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	26,426	71%	$71.71	$100.94

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,566	76%	$101.12	$133.11
							.
Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	16,652	76%	$97.78	$128.10

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	22,987	65%	$81.08	$125.58

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,625	81%	$93.39	$115.31

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,159	86%	$119.72	$139.63

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	15,204	67%	$78.60	$118.17

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	14,480	71%	$77.00	$109.19

			Total	180,819	73%	$89.37	$122.34

Unconsolidated Affiliated Real Estate Entity:
Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2017	Annualized Revenues based on rents at June 30, 2017	Annualized Revenues per unit at June 30, 2017

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	87%	$13.5 million	$55,221

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

During 2016, we acquired the Hampton Inn – Lansing on March 10, 2016, the Courtyard – Warwick on March 23, 2016, the SpringHill Suites – Green Bay on May 2, 2016, the Home2 Suites Hotel Portfolio on August 2, 2016, the Fairfield Inn – Austin on September 13, 2016 and the Staybridge Suites – Austin on October 7, 2016. Additionally, we acquired a 22.5% membership in RP Maximus Cove,, L.L.C. (the “Cove Joint Venture”) on January 31, 2017 (see Note 3 of the Notes to Consolidated Financial Statements). The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. We wholly own and consolidate our nine hospitality properties and account for our 22.5% interest in the Cove Joint Venture under the equity method of accounting as of June 30, 2017. The operating results of these investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

Comparison of the Three Months Ended June 30, 2017 vs. June 30, 2016

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended June 30, 2016 is attributable to the Hampton Inn – Des Moines, the Courtyard – Durham, the Hampton Inn – Lansing and the Courtyard – Warwick and the SpringHill Suites – Green Bay beginning on May 2, 2016. The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the three months ended June 30, 2017 is attributable to all nine of our hospitality properties.

Rental revenue

Rental revenue increased by $4.0 million to $9.0 million during the three months ended June 30, 2017 compared to $5.0 million for the same period in 2016. Substantially all of the $4.0 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Property operating expenses

Property operating expenses increased by $2.4 million to $5.2 million during the three months ended June 30, 2017 compared to $2.8 million for the same period in 2016. Substantially all of the $2.4 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Real estate taxes

Real estate taxes increased by $143,351 to $361,252 during the three months ended June 30, 2017 compared to $217,901 for the same period in 2016. Substantially all of the increase was attributable to the hotels acquired during or subsequent to the 2016 period.

General and administrative expense

General and administrative expense decreased by $278,742 to $615,164 during the three months ended June 30, 2017 compared to $893,906 for the same period in 2016. The decrease reflects lower acquisition fees and acquisition-related costs and a decrease in accounting, legal and corporate filing fees in the 2017 period.

Depreciation and amortization

Depreciation and amortization expense increased by $713,347 to $1,326,783 during the three months ended June 30, 2017 compared to $613,436 for the same period in 2016. Substantially all of the $0.7 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Earnings from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during three months ended June 30, 2017 was $813,170. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

Interest expense

Interest expense was $1,384,544 during the three months ended June 30, 2017 compared to $287,473 for the same period in 2016. Interest expense is attributable to financings associated with our hotels.

Comparison of the Six Months Ended June 30, 2017 vs. June 30, 2016

Consolidated

The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the six months ended June 30, 2016 is attributable to the Hampton Inn – Des Moines and the Courtyard – Durham and for the Hampton Inn – Lansing beginning on March 10, 2016, the Courtyard – Warwick beginning on March 23, 2016 and the SpringHill Suites – Green Bay beginning on May 2, 2016. The rental revenue, property operating expenses, real estate taxes and depreciation and amortization for the six months ended June 30, 2017 is attributable to all nine of our hospitality properties.

Rental revenue

Rental revenue increased by $9.8 million to $16.7 million during the six months ended June 30, 2017 compared to $6.9 million for the same period in 2016. Substantially all of the $9.8 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Property operating expenses

Property operating expenses increased by $5.9 million to $10.0 million during the six months ended June 30, 2017 compared to $4.1 million for the same period in 2016. Substantially all of the $5.9 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Real estate taxes

Real estate taxes increased by $407,144 to $724,399 during the six months ended June 30, 2017 compared to $317,255 for the same period in 2016. Substantially all of the increase was attributable to the hotels acquired during or subsequent to the 2016 period.

General and administrative expense

General and administrative expense decreased by $443,957 to $1,054,877 during the six months ended June 30, 2017 compared to $1,498,834 for the same period in 2016. The decrease reflects lower acquisition fees and acquisition-related costs and a decrease in accounting, legal and corporate filing fees in the 2017 period.

Depreciation and amortization

Depreciation and amortization expense increased by $1,759,994 to $2,651,746 during the six months ended June 30, 2017 compared to $891,752 for the same period in 2016. Substantially all of the $1.7 million increase was attributable to the hotels acquired during or subsequent to the 2016 period.

Earnings from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during six months ended June 30, 2017 was $1,325,877. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

Interest expense

Interest expense was $2,729,855 during the six months ended June 30, 2017 and compared to $377,437 for the same period in 2016. Interest expense is attributable to financings associated with our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2017, our primary sources of funds were $18.9 million of proceeds from our sale of shares of common stock under our Offering and $3.3 million of cash flows from operations.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2017, our total borrowings were approximately $87.8 million which represented 71% of our net assets.

On January 31, 2017, the Cove Joint Venture entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of the Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The members of the Cove Joint venture have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The members of the Cove Joint venture intend to use remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide the necessary funds to complete the remaining renovations as defined in the Loan. The members of the Cove Joint venture have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

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

In addition to making investments in accordance with our investment objectives, we have used and expect to continue use our capital resources to make certain payments to our Advisor. During our organizational and offering stage, we made payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Selling commissions and dealer manager fees	$(1,748)	$1,116,252	$557,302	$2,728,129
Other offering costs	$(61,767)	$367,127	$(17,499)	$491,487

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2017	2016

Net cash provided by operating activities	$3,268,061	$1,878,104
Net cash used in investing activities	(22,108,066)	(45,170,113)
Net cash provided by financing activities	14,200,094	47,543,041
Net change in cash	(4,639,911)	4,251,032
Cash, beginning of year	55,064,507	6,747,401
Cash, end of the period	$50,424,596	$10,998,433

Our principal sources of cash flow were derived from proceeds received from our Offering and operating cash flows provided by our properties. In the future, we expect our properties will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investment in unconsolidated affiliated real estate entity, and scheduled debt service. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $3.3 million during the six months ended June 30, 2017 consisted of our net loss of $1.9 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $4.2 million and net changes in operating assets and liabilities of $1.0 million.

Investing activities

The cash used in investing activities of $22.1 million during the six months ended June 30, 2017 primarily consisted of approximately $20.6 million related to the acquisition of our 22.5% interest in the Cove Joint Venture, capital expenditures of $1.3 million and $0.2 million funding of restricted escrows.

Financing activities

The net cash provided by financing activities of $14.2 million during the six months ended June 30, 2017 consisted of $18.9 million of offering proceeds, partially offset by the payment of $1.8 million of commissions and offering costs, $0.2 million in payments on our mortgages payable and cash distributions of $2.7 million to our common stockholders.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The Offering provides for 10.0 million shares available for issuance under our DRIP at a discounted price equivalent to 95% of the Primary Offering price per share. Through May 15, 2017 (the termination date of the DRIP), 339,835 shares of common stock had been issued under our DRIP.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2016 we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. For the six months ended June 30, 2017, 6,748 shares of common stock have been repurchased under our share repurchase program at an average price per share of $10.00 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2017.

	Remainder of
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$212,814	$445,052	$60,162,871	$486,092	$26,509,613	$-	$87,816,442
Interest payments	2,570,190	5,110,594	3,627,792	1,287,576	1,051,196	-	13,647,348
Total	$2,783,004	$5,555,646	$63,790,663	$1,773,668	$27,560,809	$-	$101,463,790

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

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss)/income	$(775,229)	$137,444	$(1,871,849)	$(264,167)
FFO adjustments:
Depreciation and amortization of real estate assets	1,326,783	613,436	2,651,746	891,752
Adjustments to equity earnings from unconsolidated affiliated real estate entity	715,336	-	1,191,437	-
FFO	1,266,890	750,880	1,971,334	627,585
MFFO adjustments:

Acquisition and other transaction related costs expensed	39,000	733,426	154,391	1,199,266
MFFO	1,305,890	1,484,306	2,125,725	1,826,851
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$1,305,890	$1,484,306	$2,125,725	$1,826,851

Net (loss)/income	$(775,229)	$137,444	$(1,871,849)	$(264,167)
Less: net loss/(income) attributable to noncontrolling interests	9	(8)	22	2
Net (loss)/income applicable to Company's common shares	$(775,220)	$137,436	$(1,871,827)	$(264,165)
Net (loss)/income per common share, basic and diluted	$(0.06)	$0.02	$(0.14)	$(0.05)

FFO	$1,266,890	$750,880	$1,971,334	$627,585
Less: FFO attributable to noncontrolling interests	(22)	(25)	(36)	(25)
FFO attributable to Company's common shares	$1,266,868	$750,855	$1,971,298	$627,560
FFO per common share, basic and diluted	$0.09	$0.11	$0.15	$0.11

MFFO - IPA recommended format	$1,305,890	$1,484,306	$2,125,725	$1,826,851
Less: MFFO attributable to noncontrolling interests	(22)	(46)	(38)	(62)
MFFO attributable to Company's common shares	$1,305,868	$1,484,260	$2,125,687	$1,826,789

Weighted average number of common shares
outstanding, basic and diluted	13,662,457	6,686,377	13,129,718	5,756,835

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date June 30, 2017		Three Months Ended June 30, 2017		Three Months Ended March 31, 2017
Distribution period:		Percentage of Distributions	Q2 2017	Percentage of Distributions	Q1 2017	Percentage of Distributions

Date distribution declared			March 27, 2017		November 14, 2016

Date distribution paid			May 15, 2017, June 15, 2017, & July 14, 2017		February 15, 2017, March 15, 2017, & April 14, 2017

Distributions paid	$3,042,150		$2,043,824		$998,326
Distributions reinvested	864,072		-		864,072
Total Distributions	$3,906,222		$2,043,824		$1,862,398

Source of distributions:
Cash flows provided by operations	$3,042,150	78%	$2,019,879	99%	$998,326	54%
Offering proceeds	-	0%	23,945	1%	-	0%
Proceeds from issuance of common stock through DRIP	864,072	22%	-	0%	864,072	46%
Total Sources	$3,906,222	100%	$2,043,824	100%	$1,862,398	100%

Cash flows provided by operations (GAAP basis)	$3,268,061		$2,019,879		$1,248,182

Number of shares of common stock issued pursuant to the Company's DRIP	90,955		-		90,955

	Year to Date June 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
Distribution period:		Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			May 2, 2016		November 13, 2015 & March 14, 2016

Date distribution paid			May 16, 2016, June 15, 2016, & July 15, 2016		February 15, 2016, March 15, 2016, & April 14, 2016

Distributions paid	$1,188,844		$825,940		$362,904
Distributions reinvested	533,619		174,361		359,258
Total Distributions	$1,722,463		$1,000,301		$722,162

Source of distributions:
Cash flows provided by operations	$1,188,844	69%	$825,940	83%	$242,327	34%
Offering proceeds	-	0%	-	-	120,577	17%
Proceeds from issuance of common stock through DRIP	533,619	31%	174,361	17%	359,258	49%
Total Sources	$1,722,463	100%	$1,000,301	100%	$722,162	100%

Cash flows provided by operations (GAAP basis)	$1,878,104		$1,635,777		$242,327

Number of shares of common stock issued pursuant to the Company's DRIP	57,126		19,309		37,817

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2017
FFO attributable to Company's common shares	$5,303,528
Distributions Paid	$8,978,957

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2017, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2017, we did not have any derivative agreements outstanding.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of June 30, 2017:

	Remainder of
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$212,814	$445,052	$60,162,871	$486,092	$26,509,613	$-	$87,816,442

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets) and accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,816,442	$87,156,248	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

Our mortgage payable requires the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. We are currently in compliance with respect to all of our financial debt covenants.

As of June 30, 2017, approximately $59.7 million, or 68%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.6 million

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions which may affect our ability to obtain or refinance debt in the future. As of June 30, 2017, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.7 million from the sale of approximately 13.7 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.8 million. In addition, the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $3.2 million of additional proceeds under the Offering. The DRIP was terminated effective May 15, 2017.

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

Type of Expense Amount
Underwriting discounts and commissions	$12,189,116
Other expenses incurred and paid to non-affiliates	4,764,408
Total offering expenses incurred	$16,953,524

From the Company’s inception date through March 31, 2017 (the termination date of the Offering), it has used the cumulative net offering proceeds received of approximately $126.8 million (including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $17.0 million, as follows:

Purchase of investment properties, net of financings	$75,973,022
Cash and cash equivalents, as adjusted	49,022,537
Cash distributions not funded by operations	445,491
Funding of restricted escrows	1,034,047
Other uses (primarily timing of payables)	390,349

Total uses	$126,865,446

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated Limited Liability Company Operating Agreement of RP Maximus Cove, L.L.C. by and among REIT III Cove LLC, REIT IV Cove LLC, LSG Cove LLC And Maximus Cove Investor LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: August 14, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

