Form 10-K
period 2017-12-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2018-03-26
CIK 1563756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2017

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2017, the last business day of the most recently completed second quarter, there were 13.4 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 15, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2017. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 1, 2018, there were approximately 13.4 million shares of common stock held by non-affiliates of the registrant.

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

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A.

PART I.

ITEM 1. BUSINESS:

General Description of Business, Offering and Structure

The Lightstone REIT III is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2015.

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

We currently have one operating segment. As of December 31, 2017, we majority owned and consolidated the operating results and financial condition of 9 limited service hotels containing a total of 999 rooms. Additionally, we held a 22.5% membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”), which we account for under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP III LLC (the “Special Limited Partner”), which has subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

Orchard Securities, LLC (“Orchard Securities”) was the Dealer Manager of the Company’s Offering through its termination on March 31, 2017. Orchard Securities has a branch office that does business as “Lightstone Capital Markets” and focused primarily on distributing interests in programs sponsored by our Sponsor.

As of December 31, 2017, the Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000, or $10.00 per share.

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

The Company invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2017 in the Operating Partnership’s common units.

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

The Special Limited Partner committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of Common Shares under the Offering, which terminated on March 31, 2017. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase any additional Subordinated Participation Interests.

Through March 31, 2017 (the termination date of the Offering), the Special Limited Partner purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Operations - Operating Partnership Activity

Our Operating Partnership commenced its operations on December 11, 2014. Since then we have and will continue to seek to primarily acquire and operate hospitality properties and to a lesser extent, commercial and residential properties principally in North America through our Operating Partnership. Our commercial holdings may consist of full-service or select-service hotels, including extended-stay hotels and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. All such properties may be acquired and operated by us alone or jointly with another party. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly.

The following summarizes our completed acquisitions through December 31, 2017:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

•	On March 10, 2016 we acquired an 86-room select service Hampton Inn Hotel (the “Hampton Inn – Lansing”) located in Lansing, Michigan;

•	On March 23, 2016 we acquired a 92-room select service Courtyard by Marriott Hotel (the “Courtyard - Warwick”) located in Warwick, Rhode Island;

•	On May 2, 2016 we acquired a 127-room select service SpringHill Suites by Marriott Hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin;

•	On August 2, 2016 we acquired a portfolio of two select service Home2 Suites by Hilton Hotels, a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”);

•	On September 13, 2016 we acquired an 84-room select service Fairfield Inn & Suites by Marriott Hotel (the “Fairfield Inn – Austin”) located in Austin, Texas; and

•	On October 7, 2016 we acquired an 80-room select service Staybridge Suites Hotel (the “Staybridge Suites – Austin”) located in Austin, Texas.

The Cove Joint Venture

On January 31, 2017, we, through a subsidiary of our Operating Partnership, REIT III COVE LLC (“REIT III Cove”) and REIT IV COVE LLC (“REIT IV Cove”), a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by our Sponsor and a related party, collectively, the “Assignees”, entered into an Assignment and Assumption Agreement (the “Assignment”) with another of Lightstone IV’s wholly owned subsidiaries, REIT COVE LLC (the “Assignor”). Under the terms of the Assignment, the Assignees were assigned the rights and obligations of the Assignor with respect to that certain Sale and Purchase Agreement (the “Purchase Agreement”), dated September 29, 2016, made between the Assignor, as the purchaser, LSG Cove LLC (“LSG Cove”), an affiliate of our Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”) and an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer will acquire the Seller’s membership interest in the Cove Joint Venture for approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80.0 million of cash and $175.0 million of proceeds from a loan from a financial institution to the Cove Joint Venture. We paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. In connection with the acquisition, we paid our Advisor an acquisition fee of $573,750, equal to 1.0% of our pro-rata share of the contractual purchase price.

Our ownership interest in the Cove Joint Venture is a non-managing interest. We have determined that the Cove Joint Venture is a variable interest entity (“VIE”) and because we exert significant influence over but do not control the Cove Joint Venture, we will account for our ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Members’ equity interest percentage. Any distributions in excess of earnings from the Cove Joint venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. We commenced recording our allocated portion of earnings and cash distributions beginning as of January 31, 2017 with respect to our membership interest of 22.5% in the Cove Joint Venture.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of our Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967.

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members have and intend to continue to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

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

Acquisition and Investment Policies

We have and intend to continue to primarily acquire full-service or select-service hotels, including extended-stay hotels. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels will be associated.

Even though we have and intend to continue primarily to acquire hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We have and expect to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We expect that our portfolio will provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we have or will be able to acquire properties at a discount to replacement cost or otherwise at less than what we perceive as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital we deployed to acquire and rehabilitate the property. We have and may continue to acquire properties that we believe would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. We have and plan to continue to diversify our portfolio by geographic region, investment size and investment risk with the goal of owning a portfolio of hotels and other income-producing real estate properties and real estate-related assets that provide attractive returns for our investors.

Our Advisor has and intends to focus on markets that may be depressed or overbuilt and on sellers who are distressed or time-constrained. Our opportunistic real estate strategy involves more risk than real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies, and, based upon these factors and the experience of our Sponsor we believe that we have a potential for a higher rate of return than comparable real estate programs. The exact markets that will ultimately be targeted by our Advisor will depend on its evaluation of property prices and other economic considerations impacting the particular markets.

As part of our opportunistic real estate investment strategy, we have and expect to continue to acquire hotels with low occupancy rates and reposition them by seeking to improve the property and occupancy rates and thereby increase average daily rates, revenue per available room and overall property value. Further, we have and expect to continue to invest in hotels that we believe present an opportunity for enhanced future value because of delayed renovations or deferred maintenance that we believe we can remedy.

We have and expect to continue to purchase properties that have been constructed and have operating histories; additionally, we may acquire properties that are newly constructed, under development or construction or not yet developed. Properties may include multifamily properties purchased for conversion into condominiums or cooperatives, ground leases and properties intended to be converted from one use to another use. Additionally, subject to applicable REIT requirements, as a property reaches a market value that would provide what our Advisor believes to be an attractive return to our investors given the then prevailing market conditions, we will consider disposing of the property and may do so for the purpose of distributing the net sale proceeds to our stockholders. We anticipate that such dispositions typically would occur during the period from three to six years after the termination of the Offering. However, subject to provisions of the Code relating to “prohibited transactions,” we may consider investing in properties with a different anticipated holding period in the event such properties provide an opportunity for an attractive overall return. For example, we may acquire properties in markets that are depressed or overbuilt with the anticipation that, within our anticipated holding period, the markets will recover and favorably impact the value of these properties. In addition, we may acquire interests in other entities with similar real property investments or investment strategies. We have and expect to continue to make our investments in real estate assets located in the United States and its territories.

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

We have and may continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Advisor, including other present and future REITs and real estate limited partnerships sponsored by affiliates of our Advisor.

Financing Strategy and Policies

There is no limitation on the amount we may invest or borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not currently intend to exceed the leverage limit in our charter. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

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

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We have and may continue to fund distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the amount of distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On January 14, 2015, our Board of Directors authorized and we declared a distribution which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on December 11, 2014 (date of breaking escrow for our offering) through February 28, 2015 (the end of the month following our initial property acquisition) and subsequent distributions have been declared on a monthly basis thereafter. The first distribution was paid on March 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

On April 21, 2017, our Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, our stockholders had an option to elect the receipt of shares of our common stock in lieu of cash distributions under the DRIP, however, all future distributions will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.3 million shares of common stock under the DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

Total distributions declared during the years ended December 31, 2017 and 2016 were $8.0 million and $4.7 million.

Distribution Reinvestment and Share Repurchase Programs

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock, at a discount by reinvesting their distributions. The Offering provided for 10.0 million shares available for issuance under our DRIP which were offered at a discounted price equivalent to 95% of our Primary Offering price per Common Share. Through May 15, 2017 (the termination date of the DRIP) 339,835 shares of common stock had been issued under our DRIP.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From inception through December 31, 2016, we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. For the year ended December 31, 2017, 47,469 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.60 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors may amend the terms of our share repurchase program without stockholder approval upon at least 30 days’ written notice to all stockholders. Our Board of Directors also is free to suspend or terminate the program upon at least 30 days’ written notice to all stockholders or to reject any request for repurchase and there is no assurance our Board of Directors will not suspend or terminate the program or reject requests for repurchases.

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

As of December 31, 2017 and 2016, we had no material uncertain income tax positions. Additionally, even as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

We have or may compete in all of our markets with other owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

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

Environmental

As an owner of real estate, we are and will be subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We have entered into an advisory agreement pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate-related investments, subject to oversight by our Board of Directors. We have and will continue to pay our Advisor fees for services related to the investment and management of our assets, and we have and will continue to reimburse our Advisor for certain expenses incurred on our behalf.

Economic Dependence

We were initially dependent upon the net proceeds received from our Offering to conduct our proposed activities. The capital required to acquire additional real estate and real estate related investments may be obtained from the proceeds from the remaining proceeds from our Offering, proceeds from asset sales and/or from any financings.

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

Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns. In addition, if we are unable to invest our cash on hand in real properties in a timely manner, we may hold funds in interest-bearing accounts, invest them in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

Our Sponsor has been involved with investments that have faced adverse business developments, including bankruptcies.

Our Sponsor has been involved in prior programs and investment activities that faced adverse business developments, including bankruptcy filings. These adverse developments may negatively affect our ability to meet our investment objectives. As a result, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment.

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our Offering, have and may continue to result in us having fewer funds available for the acquisition of real estate-related investments which may dilute our stockholders' interests in us, which may adversely affecing our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.

Our cash flows provided by operations were approximately $5.2 million for the year ended December 31, 2017. During the year ended December 31, 2017, we declared distributions of approximately $8.0 million, of which $5.2 million, or 65%, was funded from cash flows from operations, $1.9 million, or 24%, was funded from offering proceeds and approximately $0.9 million, or 11%, was funded from proceeds from common stock issued under the DRIP. Our cash flows provided by operations were approximately $3.7 million for the year ended December 31, 2016. During the year ended December 31, 2016, we declared distributions of approximately $4.7 million, of which $2.8 million, or 59%, was funded from cash flows from operations and approximately $1.9 million, or 41%, was funded from proceeds from common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Our organizational documents permit us to make distributions from any source, including from the proceeds of offerings, cash advances to us by our Advisor, cash resulting from a waiver of fees, and borrowings, including borrowings secured by our assets.

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

Our strategy may involve becoming ‘‘self-managed’’ by internalizing our management functions, particularly if we seek to list our Common Shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor’s and property managers’ assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you enjoyed the returns on which we have conditioned our subordinated share of annual cash flows. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per Common Share and modified funds from operations per Common Share attributable to your investment. We are not required to seek a stockholder vote to become self-managed.

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

On March 15, 2018, our board of directors established our most current estimated NAV per Common Share as of December 31, 2017. We currently expect that our Advisor will estimate our NAV per Common Share on at least an annual basis. The estimated NAV per Common Share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our Company.

On March 15, 2018 our board of directors established our most current estimated NAV per Common Share as of December 31, 2017. We currently expect that our Advisor will estimate our NAV on at least an annual basis.

The price of out estimated NAV per Common Share is likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the purchase price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our Company; (iii) the estimated NAV per Common Share does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated NAV per Common Share does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated NAV per Common Share does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio and may not reflect the price that our stockholders would receive for their shares in a market transaction, upon liquidation of the Company and distribution of the proceeds or what a third party would pay to acquire our assets.

Risks Related to Conflicts of Interest

We are and will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.

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

The fees our Advisor receives in connection with transactions involving the purchase and management of an asset may be based on the contractual purchase price or the book value of the investment rather than the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.

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

Our Advisor will receive an annual subordinated performance fee for years in which a specified return to holders of our Common Shares is achieved. However, if the return is not achieved in subsequent years, and even if our company suffers a loss, our Advisor will not be obligated to return to us any portion of the annual subordinated performance fee it has received.

Our Advisor is entitled to an annual subordinated performance fee calculated on the basis of our annual return to stockholders, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return; provided, that the amount paid to our Advisor will not exceed 10.0% of the aggregate return for such year; and provided, further, that the amount paid to our Advisor will not be paid unless holders of our Common Shares receive a return of their respective net investments. This fee will be payable only out of realized appreciation in our assets upon their sale, other disposition or refinancing.

However, if such 6.0% per annum return is not achieved in subsequent years, and even if our company suffers a loss, our Advisor will not be obligated to return to us any portion of the annual subordinated performance fee it has received. We cannot assure you that we will provide such 6.0% per annum return, which we have disclosed solely as a measure for our advisor’s incentive compensation.

Our sponsor’s other public programs, Lightstone I, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Real Estate Income Trust Inc. (“Lightstone IV” and collectively, “Sponsor’s Other Public Programs”), may be engaged in competitive activities, including the ownership of hotels in our target markets. Additionally, on February 10, 2017, affiliates of our Sponsor became the advisor of Behringer Harvard Opportunity REIT I, Inc. (“BH Opp I”) and Lightstone Value Plus Real Estate Investment Trust V, Inc. (“Lightstone V” and formerly Behringer Harvard Opportunity REIT II, Inc.) which may also be engaged in competitive activities, including the ownership of hotels in our target markets.

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

We have and may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other programs also sponsored by The Lightstone Group, LLC (“Lightstone”) for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. The executive officers of our advisor are also the executive officers of other real estate investment vehicles, and may in the future sponsor or be the executive officers of other REITs and their advisors, the general partners of other Lightstone-sponsored partnerships or the advisors or fiduciaries of other Lightstone-sponsored programs. These executive officers will face conflicts of interest in determining which Lightstone-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between our interests and the interests of the Lightstone-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our Sponsor or Advisor may make it more difficult for us to enforce our rights.

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

Because Lightstone and its affiliates have influence over us and would influence and/or control any other Lightstone-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. If a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buyout at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or, if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

If we use debt to finance the acquisition of investments, we may pay our Advisor twice with respect to such debt, which would adversely affect our operating results and may encourage our Advisor to maximize its use of debt financing for acquisitions of investments.

We will pay to our Advisor or its affiliates 1.0% of the contractual purchase price of each property acquired, which amount includes our pro rata share (direct or indirect) of debt attributable to such property, or 1.0% of the amount advanced for a loan or other investment, which amount includes our pro rata share (direct or indirect) of debt attributable to such investment, as applicable. Further, if our Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we will pay our Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. There is nothing to prevent our Advisor from receiving both acquisition fees and financing coordination fees with respect to the amount of acquisition financing with respect to a property that we acquire. Such double payment would adversely affect our operating results and may encourage our Advisor to maximize its use of debt financing for acquisitions of investments.

Our Advisor’s executive officers and key personnel and the executive officers and key personnel of Lightstone-affiliated entities that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of our Advisor and the executive officers and employees of Lightstone-affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other investment programs and may in the future also conduct the day-to-day operations of other programs we sponsor and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

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

The company currently conducts and intends to continue conduct its operations, directly and through wholly owned or majority-owned subsidiaries, so that the company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an ‘‘investment company’’ if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an ‘‘investment company’’ if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire ‘‘investment securities’’ having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act, however, generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an ‘‘investment company’’ under the Investment Company Act; provided, that (a) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and (b) on an unconsolidated basis no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined), is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority-owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. We believe that we, our Operating Partnership and the subsidiaries of our Operating Partnership will satisfy this exclusion.

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

Depending upon then-prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within six to nine years after the termination of our initial public offering, which occurred on March 31, 2017. If we do not begin the process of achieving a liquidity event by the eighth anniversary of the termination of our offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

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

We are an ‘‘emerging growth company’’ under the federal securities laws and are and will be subject to reduced public company reporting requirements.

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

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•	Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	There may be delays in our purchase of real properties. During that time, we may invest cash on hand in lower-yielding short-term instruments, which could result in a lower yield on your investment.

•	If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•	U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to dividends paid and excluding net capital gain, to maintain REIT status, and 100% of REIT taxable income and net capital gain to avoid U.S. federal income tax. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•	In connection with future property acquisitions, we may issue additional Common Shares, interests in our Operating Partnership or interests in other entities that own our properties. We cannot predict the number of Common Shares, units or interests that we may issue, or the effect that these additional Common Shares might have on cash available for distributions to you. If we issue additional Common Shares, they could reduce the cash available for distributions to you.

•	In connection with future property acquisitions which are under development, construction or repositioning, we may experience budget overruns; delays in completion; failure of a contractor or sub-contractor, construction risks including damage, vandalism or accidents; a change in market conditions before such project is ready to be placed in use; the placement of liens on our properties as a result of construction disputes, and numerous additional development, construction and repositioning risks, any of which could require expenditure of more cash than anticipated, increase our borrowings and costs of such borrowings, delay the commencement of cash flow or reduce cash available for distribution.

•	We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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

Substantially all the proceeds from our offering were used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to our offering. We establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, if we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

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

One of our primary areas of investment is and is expected to continue to be hotels. There is no limit on the number of properties of a particular hotel brand which we may acquire. The board of directors will review our properties and investments in terms of geographic and hotel brand diversification. Our profitability and our ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of further funds at our disposal. If our assets become geographically concentrated, an economic downturn in one or more of the markets in which we have invested could have an adverse effect on our financial condition and our ability to make distributions. A downturn in the hotel industry could have a more pronounced effect on the amount of cash available to us for distribution and on the value of our assets than if we had diversified our investments.

Adverse trends in the hotel industry may impact our properties.

Our hotels are and will be subject to all the risks and trends common to the hotel industry. Adverse trends in the hotel industry could adversely affect hotel occupancy and the rates that can be charged for hotel rooms. The success of our properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry. These trends include greater competitive pressures, increased consolidation, a supply of hotel rooms that exceeds demand due to industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect our income and the funds we have available to distribute to our stockholders.

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

Our operating results are and will be subject to risks generally incident to the ownership of real estate, including:

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

We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our Advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of achieving a liquidity event by the eighth anniversary of the termination of our offering, which occurred on March 31, 2017, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

We have and may continue to invest some of our funds available for investment in the acquisition, development or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We are and will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we are and will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

Risks Associated with Debt Financing

We have and anticipate that we may continue to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We have and anticipate that we may continue to acquire real properties and other real estate-related investments by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some of or all our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders. We also may borrow funds for payment of distributions to stockholders, in particular, if necessary to satisfy the requirement that we distribute annually to stockholders at least 90% of our REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT and U.S. federal income and excise tax.

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

We may finance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or ‘‘balloon’’ payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

All of our investments and real estate-related securities investments we make are illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we have or may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default.

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

Our mortgage, bridge or mezzanine loans are and will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans if we sell them.

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

Our stockholders may have tax liability on distributions that they elected to reinvest in Common Shares, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the Common Shares received pursuant to our DRIP.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

					Percentage Occupied for the Year Ended	Revenue per Available Room for the Year	Average Daily Rate For the Year Ended
	Location	Year Built	Date Acquired	Year to Date Available Rooms	December 31, 2017	Ended December 31, 2017	December 31, 2017

Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,800	63.1%	$76.44	$121.19

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	53,290	68.6%	$68.06	$99.27

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	31,390	73.9%	$98.20	$132.90

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	33,580	78.5%	$106.86	$136.17

SpringHill Suites – Green Bay	Green Bay, Wisconsin	2007	5/2/2016	46,355	66.9%	$94.77	$141.69

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	45,625	79.1%	$90.78	$114.78

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	50,735	83.7%	$121.88	$145.58

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	30,660	65.3%	$77.35	$118.41

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	29,200	68.7%	$73.20	$106.49

			Total	364,635	72.2%	$90.15	$124.82

Unconsolidated Affiliated Real Estate Entity:

Multi – Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2017	Annualized Revenues based on rents at December 31, 2017	Annualized Revenues per unit at December 31, 2017

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	88%	$13.8 million	$56,009

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 1, 2018, we had approximately 13.6 million shares of common stock outstanding, held by a total of 3,869 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 15, 2018, our board of directors approved our estimated NAV of approximately $136.3 million and resulting estimated NAV per Share of $10.00, both as of December 31, 2017 and after the special limited partner’s purchase of subordinated participation interests. From our inception through the termination of our offering on March 31, 2017, the special limited partner made cash purchases of subordinated participation interests totaling $12.1 million. In the calculation of our estimated NAV, an approximately $0.7 million allocation of value was made to the special limited partner’s subordinated participation interests representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2017. Accordingly, the net portion of the NAV attributable to the special limited partner’s cash purchases of subordinated participation interests was approximately $11.4 million as of December 31, 2017.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our board of directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2017 was calculated with the assistance of both our Advisor and Marshall & Stevens Incorporated (‘‘M&S’’), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the special limited partner’s subordinated participation interests. The Advisor recommended and the board of directors established the estimated NAV per Share as of December 31, 2017 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to the special limited partner’s subordinated participation interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2017 was approved by our board of directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate- related investments.

With respect to our NAV per Share as of December 31, 2017, M&S prepared appraisal reports (the “Consolidated Appraisal Reports”, “The Cove Appraisal Report” and collectively, the M&S Appraisal Reports), summarizing key inputs and assumptions, on the ten properties in which we held ownership interests as of December 31, 2017. M&S also prepared a NAV report (the ‘‘December 2017 NAV Report’’) which estimated the NAV per Share as of December 31, 2017. The December 2017 NAV Report relied upon the M&S Appraisal Reports for the ten properties in which we held ownership interests and the Advisor’s estimate of the value of our cash and cash equivalents, other assets, mortgage notes payable, due to related parties, other liabilities and allocations of value to limited partner’s subordinated participation interests, to calculate estimated NAV per Share, all as of December 31, 2017.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2017 compared to December 31, 2016.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2017		As of December 31, 2016
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Assets:
Consolidated Real Estate Properties	$161,000		$150,950
Investment in Unconsolidated Affiliated Real Estate Entity	18,611		-
Total real estate assets	179,611	$13.18	150,950	$12.95
Non-Real Estate Assets:
Cash	45,050		55,065
Other assets	2,809		2,530
Total non-real estate assets	47,859	3.51	57,595	4.94
Total Assets	227,470	16.69	208,545	17.89
Liabilities:
Mortgages payable	(86,730)		(87,252)
Due to related parties	(163)		(110)
Other liabilities	(3,667)		(3,267)
Total liabilities	(90,560)	(6.65)	(90,629)	(7.77)

Allocation of value to Special Limited Partner's Subordinated Participation Interests	(650)	(0.04)	(1,346)	(0.12)

Adjusted NAV after giving effect to Special Limited Partner's Purchases of Subordinated Participation Interests	$136,260	$10.00	$116,570	$10.00

Shares of Common Stock Outstanding	13,626		11,657

NAV attributable to Special Limited Partner's Cash Purchase of Subordinated Participation Interests	$11,441	$0.84	$10,745	$0.92

NAV without Special Limited Partner's Cash Purchases of Subordinated Participation Interests	$124,819	$9.16	$105,825	$9.08

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2017. M&S’s services included appraising the M&S Appraised Properties and preparing the December 2017 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

In performing its analyses, M&S made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. M&S also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, M&S assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, M&S’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the M&S Appraisal Reports, and any material change in such circumstances and conditions may affect M&S’s analyses and conclusions. The M&S Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from M&S’s analyses.

M&S is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2017 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our acquisitions. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past year M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and our Advisor relating to their reports, the final appraised values of the M&S Appraised Properties were determined by M&S. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated NAV per Share as of December 31, 2017. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Assets:

We have consolidated and unconsolidated ownership interests in ten real estate properties (collectively, the ‘‘Real Estate Assets’’). As of December 31, 2017, on a collective basis, we (i) wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms (collectively, the “Consolidated Real Estate Properties”) “and (ii) held a 22.5% membership interest in The Cove Joint Venture (“Investment in Unconsolidated Affiliated Real Estate Entity”), an affiliated real estate entity, which owns a 281-unit luxury waterfront multi-family rental property located in Tiburon, California (“The Cove”). We do not consolidate our ownership interest in this joint venture but rather account for it under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties, which consisted of all of the Real Estate Assets in which we held ownership interests as of December 31, 2017. In preparing the appraisal reports, M&S, among other things:

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

The following summarizes the valuation approach used for our Consolidated Real Estate Properties:

M&S employed the income approach and the sales comparison approach to estimate the value of the appraised properties included in our Consolidated Real Estate Properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (‘‘DCF Analysis’’) and direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

M&S prepared the Consolidated Appraisal Reports, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, M&S selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our Consolidated Real Estate Properties as of December 31, 2017:

Weighted-average:
Exit capitalization rate	8.61%
Discount rate	9.28%
Annual market rent growth rate	3.23%
Annual net operating income growth rate	3.83%
Holding period (in years)	10.0

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated value of Consolidated Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the Consolidated Real Estate Properties which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

Increase of 25 basis points:
Exit capitalization rate	$(2,221)
Discount rate	(2,750)
Decrease of 25 basis points:
Exit capitalization rate	$2,236
Discount rate	2,590

As of December 31, 2017, the aggregate estimated fair value of our interests in the Consolidated Real Estate Properties was approximately $161.0 million and the aggregate cost of our Consolidated Real Estate Properties was approximately $143.9 million, including approximately $6.6 million of capital and tenant improvements invested subsequent to acquisition. The estimated fair value of our Consolidated Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through December 31, 2017, results in an estimated overall increase in the real estate value of 11.9%.

The following summarizes the valuation approach used for The Cove Joint Venture:

M&S employed both an income approach and a sales comparison approach to estimate the value of The Cove. For the income approach, M&S used a direct capitalization analysis which was based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal. The sales comparison approach utilized indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. The appraiser analyzed such comparable sales data as was available to develop a market value conclusion for the subject property.

M&S prepared The Cove Appraisal Report, summarizing key inputs and assumptions, using financial information provided by us and our Advisor. From such review, M&S determined a gross fair value of $255.0 million for The Cove, which equates to a capitalization rate of 3.82% for their direct capitalization analysis and a price per unit of $901,060 for their sales comparison analysis.

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated values of The Cove. Assuming all other factors remain unchanged, a 25 basis point increase and decrease in the capitalization rates would result in a total decrease of $15.9 million ($3.6 million for our 22.5% ownership interest) and a total increase of $17.6 million ($4.0 million for our 22.5% ownership interest), respectively, in the value of The Cove as of December 31, 2017.

As of December 31, 2017, the estimated fair value of our 22.5% ownership interest in the Cove Joint Venture of approximately $18.6 million was calculated based on the gross appraised value of The Cove of $255.0 million less the fair value of the outstanding mortgage indebtedness of $173.5 million plus all other non-real estate assets, net of $1.2 million. The estimated fair value of our 22.5% ownership interest in the Cove Joint Venture compared to our carrying value of $17.8 million, both as of December 31, 2017, equates to an increase in value of 4.5%.

Cash: The estimated value of our cash approximate its carrying value.

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

Mortgages Payable: Our mortgages payable include both variable and fixed interest rate debt facilities. The estimated value of our variable rate facility was assumed to approximate its outstanding principal balance because it bears interest at a variable rate. The estimated values for our fixed rate facility was estimated using a discounted cash flow analysis, which used inputs based on the remaining loan term and estimated current market interest rate for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rate for our fixed rate facility was 5.67%.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations of value are made to the special limited partner’s subordinated participation interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. Through December 31, 2017, the special limited partner made cash purchases of subordinated participation interests totaling approximately $12.1 million. In the calculation of our estimated NAV, an approximately $0.7 million allocation of value was made to the special limited partner’s subordinated participation interests representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2017. Accordingly, the net portion of the NAV attributable to the special limited partner’s cash purchases of subordinated participation interests was approximately $11.4 million as of December 31, 2017.

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the special limited partner for its subordinated participation interests in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the subordinated participation interests representing the amount that would be payable to the special limited partner in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations to the special limited partner’s subordinated participation interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

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

From inception through December 31, 2016 we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. For the year ended December 31, 2017, 47,469 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.60 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

Our Board of Directors, at its sole discretion, has the power to terminate the share repurchase program after the end of the offering period, change the price per share under the share repurchase program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our Board of Directors to eliminate or reduce the share repurchase program requires the unanimous affirmative vote of the independent directors.

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

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may use cash proceeds from the sale of shares of our common stock to fund distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Total distributions declared during the years ended December 31, 2017 and 2016 were $8.0 million and $4.7 million.

The following tables provide a summary of the quarterly distributions declared during the periods indicated:

	Year Ended December 31, 2017		Three Months Ended December 31, 2017		Three Months Ended September 30, 2017		Three Months Ended June 30, 2017		Three Months Ended March 31, 2017

Distribution period:	2017 Year	Percentage of Distributions	Q4 2017	Percentage of Distributions	Q3 2017	Percentage of Distributions	Q2 2017	Percentage of Distributions	Q1 2017	Percentage of Distributions

Date distribution declared					May 12, 2017		March 27, 2017		November 14, 2016

Date distribution paid			November 15, 2017 December 15, 2017 January 16, 2018		August 15, 2017, September 15, 2017, & October 16, 2017		May 15, 2017, June 15, 2017, & July 14, 2017		February 15, 2017, March 15, 2017, & April 14, 2017

Distribution paid	$7,167,198		$2,061,169		$2,063,879		$2,043,824		$998,326
Distribution reinvested	864,073		-		-		-		864,073
Total Distributions	$8,031,271		$2,061,169		$2,063,879		$2,043,824		$1,862,399
			.
Source of distributions:
Cash flows provided by operations	$5,223,774	65%	$385,863	19%	$1,569,850	76%	$2,019,879	99%	$998,326	54%
Offering proceeds	1,943,424	24%	1,675,306	81%	494,029	24%	23,945	1%	-	0%

Proceeds from issuance of common stock through DRIP	864,073	11%	-	0	-	0	-	0	864,073	46%
Total Sources	$8,031,271	100%	$2,061,169	100%	$2,063,879	100%	$2,043,824	100%	$1,862,399	100%

Cash flows provided by operations (GAAP basis)	$5,223,774		$385,863		$1,569,850		$2,019,879		$1,248,182

Number of shares of common stock issued pursuant to the Company's DRIP	90,955		-		-		-		90,955

	Year Ended December 31, 2016		Three Months Ended December 31, 2016		Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Three Months Ended March 31, 2016

Distribution period:	2016 Year	Percentage of Distributions	Q4 2016	Percentage of Distributions	Q3 2016	Percentage of Distributions	Q2 2016	Percentage of Distributions	Q1 2016	Percentage of Distributions

Date distribution declared			August 4, 2016		May 12, 2016		May 12, 2016		November 13, 2015 & March 14, 2016

Date distribution paid			November 15, 2016 December 15, 2016 January 13, 2017		August 15, 2016 September 15, 2016 October 14, 2016		May 16, 2016, June 15, 2016, July 15, 2016		February 15, 2016, March 15, 2016, April 15, 2016

Distribution paid	$2,792,996		$895,497		$708,655		$825,940		$362,904
Distribution reinvested	1,939,115		758,041		647,455		174,361		359,258
Total Distributions	$4,732,111		$1,653,538		$1,356,110		$1,000,301		$722,162

Source of distributions:
Cash flows provided by operations	$2,792,996	59%	$793,928	48%	$708,655	52%	$825,940	83%	$242,327	34%
Offering proceeds	-	0%	101,569	6%	-	0%	-	0%	120,577	17%
Proceeds from issuance of common stock through DRIP	1,939,115	41%	758,041	46%	647,455	48%	174,361	17%	359,258	49%

Total Sources	$4,732,111	100%	$1,653,538	100%	$1,356,110	100%	$1,000,301	100%	$722,162	100%

Cash flows provided by operations (GAAP basis)	$3,671,011		$793,928		$998,979		$1,635,777		$242,327

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	205,073		79,794		68,153		19,309		37,817

Recent Sales of Unregistered Securities

The description of the sale of Subordinated Participations Interests set forth under “- Use of Public Offering Proceeds” is incorporated herein by reference. The Subordinated Participation Interests were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, we adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to our estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, our offering price was adjusted to $10.00 per Common Share in our Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.7 million from the sale of approximately 13.4 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership by Lightstone SLP III LLC (the “Special Limited Partner”) and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.8 million.

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

As of December 31, 2017, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2014 for $200,000 or $10.00 per share.

We invested the proceeds received from the Offering and our Advisor in our Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2017 in the Operating Partnership’s common units.

The Special Limited Partner, a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of Common Shares under the Offering, which terminated on March 31, 2017. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase any additional Subordinated Participation Interests.

Through March 31, 2017 (the termination date of the Offering), the Special Limited Partner purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

We utilized a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs of our Primary Offering.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Selling commissions and dealer manager fees	$12,189
Other offering costs	4,764
Total offering expenses incurred from inception through December 31, 2017	$16,953

Cumulatively, we have used our net offering proceeds of $126.8 million (including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $17.0 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of financings	$79,503
Cash	43,651
Cash distributions not funded by operations	2,615
Funding of restricted escrows	1,680
Other uses (primarily timing of payables)	(642)

Total uses	$126,807

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013

Operating Data:
Revenues	$33,996,211	$22,551,234	$6,203,341	$-	$-
Loss from investment in unconsolidated affiliated real estate entity	$(2,813,825)	$-	$-	$-	$-

Net loss	$(4,171,817)	$(113,022)	$(340,230)	$(143,947)	$(1,274)

Less: net (income)/loss attributable to noncontrolling interests	50	(7)	44	25	-

Net loss applicable to Company's common shares	$(4,171,767)	$(113,029)	$(340,186)	$(143,922)	$(1,274)

Basic and diluted loss per Company's common shares	$(0.31)	$(0.01)	$(0.20)	$(4.16)	$(0.06)

Dividends declared on Company's common shares	$8,031,271	$4,732,111	$1,014,588	$-	$-

Weighted average common shares outstanding-basic and diluted	13,388,726	7,865,348	1,675,534	34,605	20,000
Balance Sheet Data:
Total assets	$201,474,559	$195,316,139	$35,615,560	$2,420,104	$198,726
Long-term obligations	$86,902,784	$86,870,343	$-	$-	$-
Revolving promissory notes payable – affiliate	$-	$-	$2,003,614	$-	$-
Company's Stockholders' Equity	$98,649,754	$92,976,233	$30,277,404	$313,551	$198,726

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$3,777,445	$3,071,199	$406,227	$(143,922)	$(1,274)

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net loss for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.7 million from the sale of approximately 13.4 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of subordinated participation interests (the “Subordinated Participation Interests”) in the Operating Partnership by Lightstone SLP III LLC (the “Special Limited Partner”) and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.8 million.

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

The Special Limited Partner, a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of the Offering. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase any additional Subordinated Participation Interests.

Through March 31, 2017 (the termination date of the Offering), the Special Limited Partner purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Even though we have and intend to continue primarily to acquire hotels, we may and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We have and expect to mainly invest in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

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

Acquisitions and Investment Strategy

We have made and intend to continue to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash distributions and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities will directly impact our financial performance.

We will continue to seek to acquire and operate hotels and other commercial real estate assets primarily located in the United States. We may acquire and operate all such properties alone or jointly with another party.

The following summarizes our completed acquisitions and investments from our inception through December 31, 2017:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

•	On March 10, 2016 we acquired an 86-room select service Hampton Inn Hotel (the “Hampton Inn – Lansing”) located in Lansing, Michigan;

•	On March 23, 2016 we acquired a 92-room select service Courtyard by Marriott Hotel (the “Courtyard - Warwick”) located in Warwick, Rhode Island;

•	On May 2, 2016 we acquired a 127-room select service SpringHill Suites by Marriott Hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin;

•	On August 2, 2016 we acquired a portfolio of two select service Home2 Suites by Hilton Hotels, a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”);

•	On September 13, 2016 we acquired an 84-room select service Fairfield Inn & Suites by Marriott Hotel (the “Fairfield Inn – Austin”) located in Austin, Texas; and

•	On October 7, 2016 we acquired an 80-room select service Staybridge Suites Hotel (the “Staybridge Suites– Austin”) located in Austin, Texas.

The Cove Joint Venture

On January 31, 2017, we, through a subsidiary of our Operating Partnership, REIT III COVE LLC (“REIT III Cove”) and REIT IV COVE LLC (“REIT IV Cove”), a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by our Sponsor and a related party, collectively, the “Assignees”, entered into an Assignment and Assumption Agreement (the “Assignment”) with another of Lightstone IV’s wholly owned subsidiaries, REIT COVE LLC (the “Assignor”). Under the terms of the Assignment, the Assignees were assigned the rights and obligations of the Assignor with respect to that certain Sale and Purchase Agreement (the “Purchase Agreement”), dated September 29, 2016, made between the Assignor, as the purchaser, LSG Cove LLC (“LSG Cove”), an affiliate of our Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”) and an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer will acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80.0 million of cash and $175.0 million of proceeds from a loan from a financial institution to the Cove Joint Venture. We paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. In connection with the acquisition, we paid our Advisor an acquisition fee of $573,750, equal to 1.0% of our pro-rata share of the contractual purchase price.

Our ownership interest in the Cove Joint Venture is a non-managing interest. We have determined that the Cove Joint Venture is a variable interest entity (“VIE”) and because we exert significant influence over but do not control the Cove Joint Venture, we will account for our ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Members’ equity interest percentage. Any distributions in excess of earnings from the Cove Joint venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. We commenced recording our allocated portion of earnings and cash distributions beginning as of January 31, 2017 with respect to our membership interest of 22.5% in the Cove Joint Venture.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of our Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which our share is up to approximately $10.9 million.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967.

Starting in 2013, in the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members have and intend to continue to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the remainder of the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which our share is up to approximately $3.3 million.

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

Accounting for Selling Commissions, Dealer Manager Fees and Organization and Other Offering Costs

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

Expense reimbursements made to both our Advisor and affiliates of our Advisor are expensed or capitalized to the basis of acquired assets, as appropriate.

Income Taxes

We elected to qualify and be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. As a REIT, we generally are not subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended (the “Code”) we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

We engage in certain activities through taxable REIT subsidiaries TRSs. When we purchase a hotel we establish a TRS and enter into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2017 and 2016, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To qualify or maintain our qualification as a REIT, we engage in certain activities through TRSs. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Comparison of the year ended December 31, 2017 vs. December 31, 2016

During 2016, we acquired the Hampton Inn – Lansing on March 10, 2016, the Courtyard – Warwick on March 23, 2016, the SpringHill Suites – Green Bay on May 2, 2016, the Home2 Suites Hotel Portfolio on August 2, 2016, the Fairfield Inn – Austin on September 13, 2016 and the Staybridge Suites – Austin on October 7, 2016. Additionally, we acquired a 22.5% membership in the Cove Joint Venture on January 31, 2017. We wholly own and consolidate our nine hospitality properties and account for our 22.5% interest in the Cove Joint Venture under the equity method of accounting. The operating results of these investments are reflected in our consolidated statements of operations commencing from their respective dates of acquisition.

Consolidated

The rental revenues, property operating expenses, real estate taxes and depreciation and amortization for the year ended December 31, 2016 is attributable to the Hampton Inn – Des Moines, the Courtyard – Durham, the Hampton Inn – Lansing (beginning on March 10, 2016), the Courtyard – Warwick (beginning on March 23, 2016), the SpringHill Suites – Green Bay (beginning on May 2, 2016), the Home2 Suites Hotel Portfolio (beginning on August 2, 2016), the Fairfield Inn – Austin (beginning on September 13, 2016) and the Staybridge Suites – Austin (beginning on October 7, 2016). The revenues, property operating expenses, real estate taxes and depreciation and amortization for the year ended December 31, 2017 is attributable to all nine of our hospitality properties.

Rental revenues

Rental revenues increased by $11.4 million to $34.0 million during the year ended December 31, 2017 compared to $22.6 million for the same period in 2016. An aggregate $12.2 million increase in revenue was attributable to the hotels acquired during the 2016 period and was offset by a decrease of approximately $0.8 million resulting from a combination of slightly lower average daily rate (“ADR”) and a decrease in occupancy attributable to hotels that were acquired prior to the 2016 period.

Property operating expenses

Property operating expenses increased by $7.3 million to $20.4 million during the year ended December 31, 2017 compared to $13.1 million for the same period in 2016. Substantially all of the $7.3 million increase was attributable to the hotels acquired during the 2016 period.

Real estate taxes

Real estate taxes increased by $0.6 million to $1.5 million during the year ended December 31, 2017 compared to $0.9 million for the same period in 2016. Substantially all of the increase was attributable to the hotels acquired during the 2016 period.

General and administrative expense

General and administrative expense decreased by $0.5 million to $2.4 million during the year ended December 31, 2017 compared to $2.9 million for the same period in 2016. The decrease reflects lower acquisition fees and acquisition-related costs in the 2017 period partially offset by an increase in asset management fees in the 2017 period.

Depreciation and amortization

Depreciation and amortization expense increased by $2.1 million to $5.3 million during the year ended December 31, 2017 compared to $3.2 million for the same period in 2016. Substantially all of the $2.1 million increase was attributable to the hotels acquired during the 2016 period.

Earnings from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity during the year ended December 31, 2017 was $2.8 million. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our ownership interest in the Cove Joint Venture. Commencing on January 31, 2017, which was the date that we acquired our interest, we account for our ownership interest in the Cove Joint Venture under the equity method of accounting.

Interest expense

Interest expense was $5.6 million during the year ended December 31, 2017 compared to $2.5 million for the same period in 2016. Interest expense is attributable to financings associated with our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2017, our primary sources of funds were $18.9 million of proceeds from our sale of shares of common stock under our Offering and $5.2 million of cash flows from operations.

Our future sources of funds will primarily consist of cash flows from our operations. We currently believe that these cash resources will be sufficient to satisfy our cash requirements (primarily operating expenses and distributions) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2017, our total borrowings were $87.6 million which represented 74% of our net assets.

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

Selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees have been accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs were accounted for as general and administrative costs.

The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2017	2016

Selling commissions and dealer manager fees	$1,759,714	$7,008,694
Other offering costs	$(17,499)	$770,493

Cumulatively for the Offering, we have incurred approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million of organization and other offering costs.

During our acquisition and development stage, payments include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we will pay our Advisor an asset management fee or asset management participation or construction management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Upon the liquidation of assets, we may pay our Advisor or its affiliates a real estate disposition commission. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on our behalf to the extent we do not have sufficient funds to pay such costs. Amounts we owe to the Advisor and its affiliated entities, which as of December 31, 2016, were principally for organization and offering costs paid on our behalf and as of December 31, 2017, were principally for asset management fees, are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2017	2016
Acquisition fee (1)	$573,750	$1,104,000
Asset management fees (general and administrative costs)	1,087,586	-
Development Fee (general and administrative costs)	29,116	19,847
Total	$1,690,452	$1,123,847

(1)	The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in investment in unconsolidated affiliated real estate entity on the consolidated balance sheets.

Other Related Party Transactions

From time to time, we may purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the year ended December 31, 2016, we paid approximately $154,000 to the title insurance agent.

During the year ended December 31, 2016, we paid $36,298 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

During the year ended December 31, 2016, we recorded interest expense of $606,147 (including origination fees of $276,666) to the operating partnership of Lightstone II in connection with the Des Moines Promissory Note, the Durham Promissory Note, the Lansing Promissory Note and the Green Bay Promissory Note.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Cash flows provided by operating activities	$5,223,774	$3,671,011
Cash flows used in investing activities	(24,665,254)	(112,982,860)
Cash flows provided by financing activities	9,426,996	157,628,955
Net change in cash and cash equivalents	(10,014,484)	48,317,106
Cash and cash equivalents, beginning of the year	55,064,507	6,747,401
Cash and cash equivalents, end of the year	$45,050,023	$55,064,507

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

Operating activities

The net cash provided by operating activities of $5.2 million during the year ended December 31, 2017 consisted of our net loss of $4.2 million adjusted for depreciation and amortization, loss from investment in unconsolidated affiliated real estate entity, amortization of deferred financing costs and other non-cash items aggregating $8.6 million and net changes in operating assets and liabilities of $0.8 million.

Investing activities

The cash used in investing activities of $24.7 million during the year ended December 31, 2017 primarily consisted of approximately $20.6 million related to the acquisition of our 22.5% interest in the Cove Joint Venture, capital expenditures of $3.2 million and $0.8 million funding of restricted escrows.

Financing activities

The net cash provided by financing activities of $9.4 million during the year ended December 31, 2017 consisted of $18.9 million of offering proceeds partially offset by the payment of cash distributions of $6.8 million to our common stockholders, $1.9 million of commissions and offering costs, $0.4 million in payments on our mortgages payable and redemptions and cancellation of common stock of $0.5 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From inception through December 31, 2016 we repurchased 34,358 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.99 per share. For the year ended December 31, 2017, 47,469 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.60 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2017.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$445,051	$60,162,871	$486,092	$26,509,613	$-	$-	$87,603,627
Interest payments	5,350,510	3,775,028	1,287,576	1,051,196	-	-	11,464,310
Total	$5,795,561	$63,937,899	$1,773,668	$27,560,809	$-	$-	$99,067,937

Debt Compliance

Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of December 31, 2017, we were in compliance with respect to all of our financial debt covenants other than the debt associated with our Revolving Credit Facility, secured by seven properties as discussed below.

During the fourth quarter of 2017, the Company did not meet certain financial covenants on the non-recourse Revolving Credit Facility, secured by seven properties.  The lender provided the Company a waiver for this non- compliance dated March 21, 2018 for the testing period for the quarter ending December 31, 2017.

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

	For the Year Ended December 31,
	2017	2016
Net loss	$(4,171,817)	$(113,022)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	2,625,903	-
Depreciation and amortization of real estate assets	5,323,428	3,184,298
FFO	3,777,514	3,071,276
MFFO adjustments:

Acquisition and other transaction related costs expensed	166,260	2,152,938
MFFO	3,943,774	5,224,214
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$3,943,774	$5,224,214

Net loss	$(4,171,817)	$(113,022)
Less: net (income)/loss attributable to noncontrolling interests	50	(7)
Net loss applicable to Company's common shares	$(4,171,767)	$(113,029)
Net loss per common share, basic and diluted	$(0.31)	$(0.01)

FFO	$3,777,514	$3,071,276
Less: FFO attributable to noncontrolling interests	(69)	(77)
FFO attributable to Company's common shares	$3,777,445	$3,071,199
FFO per common share, basic and diluted	$0.28	$0.39

MFFO - IPA recommended format	$3,943,774	$5,224,214
Less: MFFO attributable to noncontrolling interests	(71)	(132)
MFFO attributable to Company's common shares	$3,943,703	$5,224,082

Weighted average number of common shares outstanding, basic and diluted	13,388,726	7,865,348

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2017

FFO attributable to Company's common shares	$7,109,675
Cumulative distributions declared	$13,777,970

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2017, we did not have any derivative agreements outstanding. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable (included in other assets) and accounts payable and other accrued expenses approximated their fair values as of December 31, 2017 because of the short maturity of these instruments.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$445,051	$60,162,871	$486,092	$26,509,613	$	$-	$87,603,627

As of December 31, 2017, approximately $59.7 million, or 68%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.6 million

The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,603,627	$86,729,748	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of December 31, 2017, we had no off-balance sheet arrangements.

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

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2018

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets

Investment property:
Land and improvements	$22,363,107	$22,283,209
Building and improvements	103,807,990	103,080,704
Furniture and fixtures	16,120,582	15,133,479
Construction in progress	1,642,275	130,249

Gross investment property	143,933,954	140,627,641
Less accumulated depreciation	(9,107,322)	(3,862,125)
Net investment property	134,826,632	136,765,516

Investment in unconsolidated affiliated real estate entity	17,805,991	-
Cash	45,050,023	55,064,507
Restricted escrows and deposits	1,680,056	851,441
Accounts receivable and other assets	2,111,857	2,634,675
Total Assets	$201,474,559	$195,316,139

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$2,972,368	$2,684,346
Mortgages payable	86,902,784	86,870,343
Due to related parties	162,918	109,532
Distributions payable	694,333	583,113
Total liabilities	90,732,403	90,247,334

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,625,769 and 11,656,877 shares issued and outstanding, respectively	136,258	116,569
Additional paid-in-capital	117,061,644	99,309,774
Subscription receivable	-	(105,000)
Accumulated deficit	(18,548,148)	(6,345,110)
Total Company stockholders' equity	98,649,754	92,976,233

Noncontrolling interests	12,092,402	12,092,572
Total Stockholders' Equity	110,742,156	105,068,805
Total Liabilities and Stockholders' Equity	$201,474,559	$195,316,139

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Rental revenues	$33,996,211	$22,551,234

Expenses:
Property operating expenses	20,427,484	13,111,144
Real estate taxes	1,523,036	926,424
General and administrative costs	2,385,754	2,869,290
Depreciation and amortization	5,323,428	3,184,298

Total operating expenses	29,659,702	20,091,156

Operating income	4,336,509	2,460,078

Interest expense	(5,550,820)	(2,499,238)
Loss from investment in unconsolidated affiliated real estate entity	(2,813,825)	-
Other expense, net	(143,681)	(73,862)

Net loss	(4,171,817)	(113,022)

Less: net loss/(income) attributable to noncontrolling interests	50	(7)

Net loss applicable to Company's common shares	$(4,171,767)	$(113,029)

Net loss per Company's common shares, basic and diluted	$(0.31)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	13,388,726	7,865,348

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares
			Additional			Total
			Paid-In	Subscription	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Deficit	Interests	Equity

BALANCE, December 31, 2015	4,009,656	$40,097	$32,081,648	$(344,371)	$(1,499,970)	$701,815	$30,979,219

Net (loss)/income	-	-	-	-	(113,029)	7	(113,022)
Distributions declared	-	-	-	-	(4,732,111)	-	(4,732,111)
Distributions paid to noncontrolling interests	-	-	-	-	-	(120)	(120)
Contributions from noncontrolling interests	-	-	-	-	-	11,390,870	11,390,870
Proceeds from offering	7,495,057	74,951	73,589,137	239,371	-	-	73,903,459
Selling commissions and dealer manager fees	-	-	(7,008,694)	-	-	-	(7,008,694)
Other offering costs	-	-	(770,493)	-	-	-	(770,493)
Shares issued from distribution reinvestment program	186,522	1,865	1,761,016	-	-		1,762,881
Redemption and cancellation of shares	(34,358)	(344)	(342,840)	-	-	-	(343,184)

BALANCE, December 31, 2016	11,656,877	$116,569	$99,309,774	$(105,000)	$(6,345,110)	$12,092,572	$105,068,805

Net (loss)/income					(4,171,767)	(50)	(4,171,817)
Distributions declared	-	-	-	-	(8,031,271)	-	(8,031,271)
Distributions paid to noncontrolling interests	-	-	-	-	-	(120)	(120)
Proceeds from offering	1,897,373	18,974	18,820,260	105,000	-	-	18,944,234
Selling commissions and dealer manager fees	-	-	(1,759,714)	-	-	-	(1,759,714)
Other offering costs	-	-	17,499	-	-	-	17,499
Shares issued from distribution reinvestment program	118,988	1,190	1,129,196	-	-	-	1,130,386
Redemption and cancellation of shares	(47,469)	(475)	(455,371)	-	-		(455,846)

BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$-	$(18,548,148)	$12,092,402	$110,742,156

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,171,817)	$(113,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity	2,813,825	-
Depreciation and amortization	5,323,428	3,184,298
Amortization of deferred financing costs	452,293	463,318
Other non-cash adjustments	46,509	19,334
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	398,077	(1,350,571)
Increase in accounts payable and other accrued expenses	308,073	1,456,349
Increase in due to related parties	53,386	11,305

Net cash provided by operating activities	5,223,774	3,671,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,216,822)	(112,261,759)
Investment in unconsolidated affiliated real estate entity	(20,619,816)	-
Funding of restricted escrows	(828,616)	(721,101)

Net cash used in investing activities	(24,665,254)	(112,982,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	-	88,096,000
Payments on mortgages payable	(424,253)	(68,120)
Proceeds from revolving promissory notes payable - related party	-	24,200,000
Payments on revolving promissory notes payable - related party	-	(26,255,281)
Payment of loan fees and expenses	4,400	(1,569,187)
Proceeds from issuance of common stock	18,944,234	73,903,459
Payment of commissions and offering costs	(1,851,754)	(9,151,111)
Contributions from noncontrolling interests	-	11,390,870
Distributions to noncontrolling interests	(120)	(120)
Distributions to common stockholders	(6,789,665)	(2,574,371)
Redemption and cancellation of common shares	(455,846)	(343,184)
Net cash provided by financing activities	9,426,996	157,628,955

Net change in cash	(10,014,484)	48,317,106
Cash, beginning of year	55,064,507	6,747,401
Cash, end of year	$45,050,023	$55,064,507

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$5,067,446	$1,650,513
Distributions declared, but not paid	$694,333	$583,113
Commissions and other offering costs accrued but not paid	$-	$109,540
Subscription receivable	$-	$105,000
Value of shares issued from distribution reinvestment program	$1,130,386	$1,762,881
Application of deposit to acquisition of investment property	$-	$869,660
Investment property acquired but not paid	$89,492	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

1. Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated on October 5, 2012, in Maryland, elected to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. Through December 31, 2017, the Company has acquired nine wholly-owned hotels and it will continue to seek to acquire additional hotels and other commercial real estate assets primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate.

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

Offering and Structure

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is a majority owner of the equity interests of the Company’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of the The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP III LLC, which has subordinated participation interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

Our registration statement on Form S-11 (the “Offering”), pursuant to which we offered to sell up to 30.0 million shares of our common stock, par value $0.01 per share (which may be referred to herein as “shares of common stock” or as “Common Shares”) for an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10.0 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014. On June 30, 2016, the Company adjusted the offering price to $9.50 per Common Share in its Primary Offering, which was equal to the Company’s estimated net asset value (“NAV”) per Common Share as of March 31, 2016, and effective July 25, 2016, the Company’s offering price was adjusted to $10.00 per Common Share in its Primary Offering, which was equal to the estimated NAV per Common Share as of June 30, 2016. Our estimated NAV per Common Share remained unchanged at $10.00 as of both September 30, 2016 and December 31, 2016.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.7 million from the sale of approximately 13.4 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of subordinated participation interests (the “Subordinated Participation Interests”) in the Operating Partnership by Lightstone SLP III LLC (the “Special Limited Partner”) and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.8 million.

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

Orchard Securities, LLC (the ‘‘Dealer Manager’’), a third-party broker-dealer registered with FINRA, served as the dealer manager of the Company’s public offering through its termination on March 31, 2017. The Dealer Manager also opened an OSJ (“Office of Supervisory Jurisdiction”) that does business as “Lightstone Capital Markets” and focused primarily on distributing interests in programs sponsored by our Sponsor.

As of December 31, 2017, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000 or $10.00 per share.

As of December 11, 2014, we had reached the minimum offering under our Offering by receiving subscriptions of our Common Shares, representing gross offering proceeds of approximately $2.0 million, and effective December 11, 2014 investors were admitted as stockholders and our Operating Partnership commenced operations.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares of common stock at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of our Offering which occurred on March 31, 2017, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Noncontrolling Interests

Partners of Operating Partnership

On July 16, 2014, our Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

Lightstone REIT III invested the proceeds received from the Offering and its Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2017 and 2016 in the Operating Partnership’s common units.

Special Limited Partner

The Special Limited Partner, a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and committed to make a significant equity investment in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of Common Shares under the Offering, which was terminated on March 31, 2017. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase any additional Subordinated Participation Interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2017, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary are accounted for using the equity method. Investments in other real estate entities where the Company has virtually no influence will be accounted for using the cost method.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Rental Revenues

Rental revenues which consist of hotel revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Investments in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred and recorded in general and administrative costs in the consolidated statements of operations. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, the Company will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company will evaluate the existence of goodwill or a gain from a bargain purchase and will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets are depreciated or amortized, are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets may be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management will evaluate the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company will evaluate the long-lived assets for potential impairment on an annual basis and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

Investments in Unconsolidated Entities

The Company evaluates investments in other entities for consolidation. It considers the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Under the equity method, an investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor is allocated in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities.

Under the cost method of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entity are recorded as interest income.

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

Deferred Costs

The Company capitalizes initial direct costs associated with financing activities. The costs are capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan.

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

As of December 31, 2017 and 2016, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Organization and Offering Costs

Organization costs were expensed as incurred as general and administrative costs.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Offering costs are accounted for as a reduction against additional paid-in capital as costs are incurred and included all the costs incurred in connection with the Offering, which was terminated on March 31, 2017, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with oversight of such Offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

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

The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,603,627	$86,729,748	$88,027,880	$87,252,072

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. Upon adoption of this guidance, the Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has evaluated each of its revenue streams under the new model. Based on its assessment, the adoption of this standard will not materially affect the amount and timing of revenue recognition for revenues from rooms, food and beverage, and other ancillary amenities. The Company will adopt this standard beginning on January 1, 2018 using the modified retrospective approach and is evaluating disclosure requirements.

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

For the Years Ended December 31, 2017 and 2016

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

For the Years Ended December 31, 2017 and 2016

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

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Hampton Inn – Lansing (acquired on March 10, 2016), Courtyard – Warwick (acquired on March 23, 2016), SpringHill Suites – Green Bay (acquired on May 2, 2016), Home2 Suites Hotel Portfolio (acquired on August 2, 2016), Fairfield Inn – Austin (acquired on September 13, 2016), Staybridge Suites – Austin (acquired on October 7, 2016) since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2017	2016
Rental revenue	$26,717,362	$14,477,828
Net income/(loss)	$46,051	$(695,163)

The following table provides unaudited pro forma results of operations for the periods indicated, as if the Company’s acquisitions of the Hampton Inn – Lansing (acquired on March 10, 2016), Courtyard – Warwick (acquired on March 23, 2016), SpringHill Suites – Green Bay (acquired on May 2, 2016), Home2 Suites Hotel Portfolio (acquired on August 2, 2016), Fairfield Inn – Austin (acquired on September 13, 2016), Staybridge Suites – Austin (acquired on October 7, 2016) and its 22.5% membership interest in the RP Maximus Cove, L.L.C. (acquired on January 31, 2017 - See Note 4) had all occurred at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2017	2016
Pro forma rental revenue	$33,996,211	$34,445,574
Pro forma net (loss)/income (1)	$(4,441,105)	67,168

Pro forma net income/(loss) per Company's common share, basic and diluted (1)	$(0.33)	$0.01

(1)	Includes acquisition fees and acquisition-related expenses aggregating $2,152,938 during the year ended December 31, 2016.

4. The Cove Joint Venture

On January 31, 2017, the Company, through a subsidiary of the Operating Partnership, REIT III COVE LLC (“REIT III Cove”) and REIT IV COVE LLC (“REIT IV Cove”), a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party, collectively, the “Assignees”, entered into an Assignment and Assumption Agreement (the “Assignment”) with another of Lightstone IV’s wholly owned subsidiaries, REIT COVE LLC (the “Assignor”). Under the terms of the Assignment, the Assignees were assigned the rights and obligations of the Assignor with respect to that certain Sale and Purchase Agreement (the “Purchase Agreement”), dated September 29, 2016, made between the Assignor, as the purchaser, LSG Cove LLC (“LSG Cove”), an affiliate of the Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Buyer”) and an unrelated third party, RP Cove, L.L.C (the “Seller”), pursuant to which the Buyer will acquire the Seller’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (“The Cove”), a 281-unit, luxury waterfront multifamily rental property located in Tiburon, California. Prior to entering into the Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

On January 31, 2017, REIT IV Cove, REIT III Cove, LSG Cove, and Maximus (the “Members”) completed the Cove Transaction for aggregate consideration of approximately $255.0 million, which consisted of $80 million of cash and $175 million of proceeds from a loan from a financial institution. The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. In connection with the acquisition, the Company paid the Advisor an acquisition fee of $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which has been included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company’s interest in the Cove Joint Venture is a non-managing interest. . The Company has determined that the Cove Joint Venture is a variable interest entity (“VIE”) and, because the Company exerts significant influence over but does not control the Cove Joint Venture, it will account for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All distributions of earnings from the Cove Joint Venture will be made on a pro rata basis in proportion to each Members’ equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture will be made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of The Cove and receives certain fees as defined in the Property Management Agreement for the management of The Cove. The Company commenced recording its allocated portion of earnings and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.

The Cove is a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by The Cove and an affiliate of the Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share is up to approximately $10.9 million.

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members have and intend to continue to use the remaining proceeds from the Loan and to invest additional capital if necessary to complete the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

The following table represents the condensed income statement for the Cove Joint Venture:

(amounts in thousands)	For the Period January 31, 2017 (date of investment) through December 31, 2017

Revenue	$12,291

Property operating expenses	4,300
General and administrative costs	249
Depreciation and amortization	8,743

Operating loss	(1,001)

Interest expense and other, net	(8,578)
Net loss	$(9,579)
Company's share of net loss (22.50%)	$(2,155)
Additional depreciation and amortization expense (1)	(659)
Company's loss from investment	$(2,814)

The following table represents the condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2017

Real estate, at cost (net) (1)	$149,727
Cash and restricted cash	2,538
Other assets	1,541
Total assets	$153,806

Mortgage payable, net	$173,534
Other liabilities	2,830
Members' deficit (1)	(22,558)
Total liabilities and members' deficit	$153,806

1.	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

5. Mortgages payable, net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2017	Maturity Date	Amount Due at Maturity	As of December 31, 2017	As of December 31, 2016
Revolving Credit Facility, secured by seven properties	LIBOR + 4.95%	6.20%	July 2019	$59,696,000	$59,696,000	$59,696,000

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,907,627	28,331,880

Total mortgages payable		5.73%		$85,823,572	$87,603,627	$88,027,880

Less: Deferred financing costs					(700,843)	(1,157,537)

Total mortgage payable, net					$86,902,784	$86,870,343

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$445,051	$60,162,871	$486,092	$26,509,613	$-	$-	$87,603,627

Less: Deferred financing costs							(700,843)

Total principal maturiteis, net							$86,902,784

On July 13, 2016, the Company, through certain subsidiaries, entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”), with a bank. The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties. On July 13, 2016, we received an initial loan of $45.4 million under the Revolving Credit Facility which was secured by five hotel properties (SpringHill Suites - Green Bay, Hampton Inn – Des Moines, Hampton Inn - Lansing, Courtyard - Durham, and Courtyard – Warwick). On November 2, 2016, we received an additional loan of $14.3 million under the Revolving Credit Facility and added two more hotel properties (Fairfield Inn – Austin and Staybridge Suites – Austin) as additional collateral under the Revolving Credit Facility. As a result, the Revolving Credit Facility had an outstanding balance and remaining availability of $59.7 million and $0.3 million, respectively, as of both December 31, 2017 and 2016.

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

 Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.2 million and $0.9 million was held in restricted escrow accounts as of December 31, 2017 and 2016, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants except for as described below.

During the fourth quarter of 2017, the Company did not meet certain financial covenants on the non-recourse Revolving Credit Facility, secured by seven properties.  The lender provided the Company a waiver for this non- compliance dated March 21, 2018 for the testing period for the quarter ending December 31, 2017.

6. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2017 and December 31, 2016, the Company had no outstanding shares of preferred stock.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Common Shares

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

For the Years Ended December 31, 2017 and 2016

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

Total distributions declared during the years ended December 31, 2017 and 2016 were $8.0 million and $4.7 million.

Distribution Payments

On November 15, 2017, December 15, 2017 and January 13, 2018, the Company paid distributions for the months ended October 31, 2017, November 30, 2017 and December 31, 2017, respectively, totaling $2.1 million. The distributions were paid in cash. The distributions were paid from a combination of cash flows provided by operations ($385,863 or 19%) and offering proceeds ($1,675,306 or 81%).

 Distribution Declaration

On March 15, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2018. The distributions will be calculated based on shareholders of record at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. The Company’s stockholders have an option to elect the receipt of Common Shares under the Company’s distribution reinvestment program.

The amount of distributions to be paid to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

7. Related Party and Other Transactions

The Company had or has agreements with the Dealer Manager, the Advisor and its affiliates and the Special Limited Partner pursuant to which is has and/or will pay certain fees and liquidation distributions in exchange for services performed or consideration given by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company may pay to the Dealer Manager, the Advisor and its affiliates, including amounts to reimburse their costs in providing services. The Special Limited Partner has committed to contribute to the Operating Partnership cash or interests in real property in exchange for Subordinated Participation Interests in the Operating Partnership that may entitle the Special Limited Partner to subordinated distribution as described in the table below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Organization and Offering Stage
Fees	Amount
Selling Commissions	The Dealer Manager received selling commissions in an amount of up to 7% of the gross proceeds in the primary offering. From the Company’s inception through March 31, 2017 (the termination date of the Offering), $8.3 million of selling commissions were incurred.

Fees	Amount
Dealer Manager Fee

The Dealer Manager received a dealer manager fee in an amount of up to 3% of gross proceeds in the primary offering. From the Company’s inception through March 31, 2017 (the termination date of the Offering), $3.9 million of dealer manager fees were incurred.

Organization and Offering Expenses	The Company reimbursed the Advisor for all organization and offering expenses in connection with our offering, other than the selling commissions and dealer manager fee. From the Company’s inception through the March 31, 2017 (the termination date of the Offering), $4.8 million of organization and offering expenses were incurred.

Operational Stage
Fees	Amount
Acquisition Fee

The Company pays to the Advisor or its affiliates 1.0% of the contractual purchase price of each property acquired (including its pro rata share (direct or indirect) of debt attributable to such property) or 1.0% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to such investment), as applicable.

‘‘Contractual purchase price’’ or the ‘‘amount advanced for a loan or other investment’’ means the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, the amount of funds advanced with respect to a mortgage, or the amount actually paid or allocated in respect of the purchase of other real estate-related assets, in each case inclusive of any indebtedness assumed or incurred in respect of such asset but exclusive of acquisition fees and acquisition expenses.

Fees	Amount
Acquisition Expenses	The Company reimburses the Advisor for expenses actually incurred related to selecting or acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to legal fees and expenses, travel and communications expenses, cost of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses and title insurance premiums, regardless of whether the Company acquires the related assets. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the contractual purchase price of each property (including its pro rata share (direct or indirect) of debt attributable to such property) and 0.6% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable. In no event will the total of all acquisition fees, financing coordination fees and acquisition expenses (including those paid to third parties, as described above) payable with respect to a particular investment be unreasonable or exceed 5% of the contractual purchase price of each property including its pro rata share (direct or indirect) of debt attributable to such property) or 5% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable.

Construction Management Fee

The Company expects to engage affiliates of the Advisor to provide construction management services for some of its properties. The Company will pay a construction management fee in an amount of up to 5% of the cost of any improvements that the affiliates of the Advisor may undertake. The affiliates of the Advisor may subcontract the performance of their duties to third parties. From the Company’s inception through December 31, 2017, no construction management fees have been incurred.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Fees	Amount
Asset Management Subordinated Participation	Until March 31, 2017, the date on which our initial public offering ended, and subject to the approval of our board of directors, we could have paid our Advisor annually an asset management subordinated participation by issuing a number of restricted Class B Units. No annual subordinated performance fees were issued during the Offering.

Fees	Amount
Asset Management Fee

The following description of the asset management fee applies beginning on the date on which the initial public offering ended, which was March 31, 2017.

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

From the Company’s inception through December 31, 2017, no property management fees or separate fees have been incurred.

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

For the Years Ended December 31, 2017 and 2016

Additionally, the Company reimburses the Advisor or its affiliates for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for (a) services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or (b) the salaries and benefits of the named executive officers.

Fees	Amount
Financing Coordination Fee	If the Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, the Company will pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. The Advisor may reallow some of or all this financing coordination fee to reimburse third parties with whom it may subcontract to procure such financing. From the Company’s inception through December 31, 2017, no financing coordination fees have been charged.

Liquidation/Listing Stage
Fees	Amount
Real Estate Disposition Commissions	For substantial services in connection with the sale of a property, the Company will pay to the Advisor or any of its affiliates a real estate disposition commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price or a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. The Company’s independent directors will determine whether the Advisor or its affiliates have provided a substantial amount of services to the Company in connection with the sale of a property. A substantial amount of services in connection with the sale of a property includes the preparation by the Advisor or its affiliates of an investment package for the property (including an investment analysis, an asset description and other due diligence information) or such other substantial services performed by the Advisor or its affiliates in connection with a sale. From the Company’s inception through December 31, 2017, no real estate disposition commissions have been incurred.

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

For the Years Ended December 31, 2017 and 2016

For purposes of the annual subordinated performance fee, “net investment” means $10.00 per Common Share, less a pro rata share of any proceeds received from the sale, other disposition or refinancing of assets.

From the Company’s inception through December 31, 2017, no annual subordinated performance fees have been incurred.

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

From the Company’s inception through December 31, 2017, no liquidating distributions have been made.

The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2017	2016

Selling commissions and dealer manager fees	$1,759,714	$7,008,694
Other offering costs	$(17,499)	$770,493

Cumulatively, the Company has incurred $12.2 million in selling commissions and dealer manager fees and $4.8 million of organization and other offering costs in connection with the public offering of shares of its common stock.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Revolving promissory notes payable, net – related party

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

For the Years Ended December 31, 2017 and 2016

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager, the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor advanced certain organization and offering costs on behalf of the Company to the extent the Company did not have sufficient funds to pay such costs. As of December 31, 2017 and 2016, the Company owed the Advisor and its affiliated entities an aggregate of $162,918 and $109,532, respectively, which was principally for costs paid on its behalf, and is classified as due to related parties on the consolidated balance sheets. During the year ended December 31, 2016, the Company paid $36,298 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to APIC.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2017	2016
Acquisition fee (1)	$573,750	$1,104,000
Asset management fees (general and administrative costs)	1,087,586	-
Development Fee (general and administrative costs)	29,116	19,847
Total	$1,690,452	$1,123,847

(1)	The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in investment in unconsolidated affiliated real estate entity on the consolidated balance sheets.

From time to time, the Company may purchase title insurance from an agent in which its Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before the Company purchases any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the year ended December 31, 2016, the Company paid approximately $154,000 to the title insurance agent.

8. Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements with various third-party management companies. The management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.   The Management Agreements are for terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving sixty days’ notice after the one year anniversary of the commencement of the agreements.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined.  The base management fee and incentive management fee, if any, are recorded as property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2017, the Company’s hotels operated pursuant to franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales.  The franchise fee and marketing fund charge are recorded as property operating expenses in the consolidated statements of operations.

The franchise agreements are for terms ranging from 15 years to 20 years, expiring between 2028 and 2034.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

9. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017 and 2016:

	2017
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total revenue	$33,996,211	$7,723,875	$9,567,220	$8,984,519	$7,720,597
Operating income	$4,336,509	$151,444	$1,930,882	$1,459,793	$794,390
Net loss	$(4,171,817)	$(2,097,556)	$(202,412)	$(775,229)	$(1,096,620)
Less loss attributable to noncontrolling interests	$50	$28	$-	$9	$13
Net loss applicable to Company's common shares	$(4,171,767)	$(2,097,528)	$(202,412)	$(775,220)	$(1,096,607)
Net loss per common share, basic and diluted	$(0.31)	$(0.15)	$(0.01)	$(0.06)	$(0.09)

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total revenue	$22,551,234	$8,002,767	$7,623,494	$4,953,528	$1,971,445
Operating income/(loss)	$2,460,078	$865,200	$1,479,384	$425,788	$(310,294)
Net (loss)/income	$(113,022)	$(429,371)	$580,516	$137,444	$(401,611)
Less (income)/loss attributable to noncontrolling interests	$(7)	$5	$(14)	$(8)	$10
Net (loss)/income applicable to Company's common shares	$(113,029)	$(429,366)	$580,502	$137,436	$(401,601)
Net (loss)/income per common share, basic and diluted	$(0.01)	$(0.04)	$0.06	$0.02	$(0.08)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2017

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance (E)	Land	Buildings and Improvements Including Furniture and Fixtures and CIP	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements Including Furniture and Fixtures and CIP	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

Revolving Credit Facility(1):
Hampton Inn Hotel
Des Moines, IA	$-	$1,178,845	$9,721,155	$3,664,529	$1,241,987	$13,322,542	$14,564,529	$(1,304,449)	2/4/2015	(D)

Courtyard Marriott
Durham, NC	-	1,027,019	14,972,981	290,007	1,044,942	15,245,065	16,290,007	(1,712,122)	5/15/2015	(D)

Hampton Inn Hotel
Lansing, MI	-	417,311	10,082,689	260,883	417,311	10,343,572	10,760,883	(769,389)	3/10/2016	(D)

Courtyard Marriott
Warwick, RI	-	693,601	11,706,399	666,677	693,601	12,373,076	13,066,677	(719,648)	3/23/2016	(D)

SpringHill Suites
Green Bay, WI	-	844,426	17,405,574	188,144	858,489	17,579,655	18,438,144	(1,255,204)	5/2/2016	(D)

Fairfield Inn & Suites
Austin, TX	-	1,468,636	10,531,364	(241,618)	1,468,636	10,289,746	11,758,382	(620,196)	9/13/2016	(D)

Staybridge Suites
Austin, TX	-	1,937,591	8,062,409	1,488,351	1,937,591	9,550,760	11,488,351	(507,186)	10/6/2016	(D)

Unallocated	59,170,589	-	-	-	-	-	-	-		(D)

Total	$59,170,589	$7,567,429	$82,482,571	$6,316,973	$7,662,557	$88,704,416	$96,366,973	$(6,888,194)

Promissory Note(2):
Home2 Suites Hilton
Salt Lake City, UT	$10,850,896	$5,756,344	$12,743,656	$174,876	$5,756,344	$12,918,532	$18,674,876	$(955,515)	8/2/2016	(D)

Home2 Suites Hilton
Seattle, WA	16,881,299	8,943,385	19,806,615	142,105	8,944,206	19,947,899	28,892,105	(1,263,613)	8/2/2016	(D)

Total	$27,732,195	$14,699,729	$32,550,271	$316,981	$14,700,550	$32,866,431	$47,566,981	$(2,219,128)

Total	$86,902,784	$22,267,158	$115,032,842	$6,633,954	$22,363,107	$121,570,847	$143,933,954	$(9,107,322)

Notes to Schedule III:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	Reconciliation of total real estate owned:

	For the years ended December 31,
Reconciliation of total real estate owned:	2017	2016

Balance at beginning of year	$140,627,641	$28,140,343
Acquisitions, at cost	-	110,400,000
Improvements	3,306,313	2,087,298
Balance at end of year	$143,933,954	$140,627,641

(C)	Reconciliation of accumulated depreciation:

	For the years ended December 31,
Reconciliation of accumulated depreciation:	2017	2016

Balance at beginning of year	$3,862,125	$731,289
Depreciation expense	5,245,197	3,130,836
Balance at end of year	$9,107,322	$3,862,125

(D)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	39 years
Furniture and fixtures	5-10 years

(E)	Net of debt origination costs.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2017, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 1, 2018 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	57	Chief Executive Officer and Chairman of the Board of Directors	2018	2014

Edwin J. Glickman	85	Director	2018	2014

George R. Whittemore	68	Director	2018	2014

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was appointed Chairman of the Board of Directors of Lightstone Value Plus Real Estate Investment Trust V, Inc. (“Lightstone V”), formerly known as Behringer Harvard Opportunity REIT II, Inc., effective as of September 28, 2017 and is Chairman and Chief Executive Officer of the its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

George R. Whittemore From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I, and from April 2008 to the present has served as a member of the board of directors of Lightstone II. Mr. Whittemore also presently serves as a director and chairman of the audit committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore previously served as a director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a director and chairman of the audit committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his experience in accounting, banking, finance and real estate.

Executive Officers:

The following table presents certain information as of March 1, 2018 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	57	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	65	President and Chief Operating Officer

Joseph Teichman	44	General Counsel and Secretary

Donna Brandin	61	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone I, Lightstone II and Lightstone IV and their advisors. Mr. Hochberg also serves as the President of our sponsor and as the President and Chief Operating Officer of our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone V effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II and Lightstone IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II and Lightstone IV. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor and the advisors of Lightstone I, Lightstone II and Lightstone IV. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises. Ms. Brandin was appointed Chief Financial Officer, Senior Vice President, and Treasurer of OP I and Lightstone V effective as of June 15, 2017. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2017, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 1, 2018 concerning each of our directors and executive officers serving in such capacities:

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

Advisor

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

Until March 31, 2017, the date on which our initial public offering ended, and subject to the approval of our board of directors, we could have paid our Advisor annually an asset management subordinated participation by issuing a number of restricted Class B Units. No annual subordinated performance fees were issued during the Offering.

Beginning on March 31, 2017, the date on which our initial public offering ended, the Advisor is paid an advisor asset management fee of one-twelfth (1/12) of 0.75% of our average invested assets and we will reimburse some expenses of the Advisor relating to asset management.

If our Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we will pay our Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. No financing coordination fees were charged during the years ended December 31, 2017 and 2016.

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contract sales price of the property. The commission will not exceed the lesser of 6.0% of the contract sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property. No real estate disposition commissions were incurred during the years ended December 31, 2017 and 2016.

We will pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. No annual subordinated performance fees were incurred during the years ended December 31, 2017 and 2016, respectively.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. Furthermore, the Advisor has and is expected to continue to advance certain organization and offering costs on our behalf to the extent we do not have sufficient funds to pay such costs. As of December 31, 2017 and 2016, we owed the Advisor and its affiliated entities an aggregate of $162,918 and $109,532, respectively, which was principally for costs paid on our behalf, and is classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2017	2016
Acquisition fee (1)	$573,750	$1,104,000
Asset management fees (general and administrative costs)	1,087,586	-
Development Fee (general and administrative costs)	29,116	19,847

Total	$1,690,452	$1,123,847

(1)	The acquisition fee for the Cove Joint Venture of $573,750 was capitalized and included in investment in unconsolidated affiliated real estate entity on the consolidated balance sheets.

Special Limited Partner

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership and committed to make a significant equity investment in the Company of up to $36.0 million, which is equivalent to 12.0% of the $300.0 million maximum amount of Common Shares under the Offering, which was terminated on March 31, 2017. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase any additional Subordinated Participation Interests.

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

Other

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the year ended December 31, 2016, we paid approximately $154,000 to the title insurance agent.

During the year ended December 31, 2016, we paid $36,298 to an affiliate of the Sponsor for the Sponsor’s marketing expenses related to the offering that were recorded as a reduction to additional paid in capital.

During the year ended December 31, 2016, we recorded interest expense of $606,147 (including origination fees of $276,666) to the operating partnership of Lightstone II in connection with the Des Moines Promissory Note, the Durham Promissory Note, the Lansing Promissory Note and the Green Bay Promissory Note.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2017	Year ended December 31, 2016
Audit Fees (a)	$197,000	$148,475
Audit-Related Fees (b)	55,125	120,750
Tax Fees (c)	82,000	35,659

Total Fees	$334,125	$304,884

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust III, Inc.’s audited financial statements as of and for the year ended December 31, 2017.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Audit Committee
George R. Whittemore
Edwin J. Glickman

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and intends to continue to primarily acquire full-service or select-service hotels, including extended-stay hotels. Even though the Company has and intends to continue primarily to acquire hotels, it has and may continue to purchase other types of real estate.

Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. The Company has and expects to invest mainly in direct real estate investments and other equity interests; however, it may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

The Company expects that its portfolio will provide consistent current income and may also provide capital appreciation resulting from its expectation that in certain circumstances it has or will be able to acquire properties at a discount to replacement cost or otherwise at less than what we perceive as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital we deployed to acquire and rehabilitate the property. The Company has and may continue to acquire properties that it believes would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. The Company has and plans to continue to diversify its portfolio by geographic region, investment size and investment risk with the goal of owning a portfolio of hotels and other income-producing real estate properties and real estate-related assets that provide attractive returns for its investors.

Financing Policies

The Company has and intends to continue to utilize leverage to acquire its properties. The number of different properties the Company will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company has and intends to continue to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company may have more funds available for investment in properties. This may allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties for a period of three to six years from the termination of the Company’s initial public offering, which occurred on March 31, 2017. At a future date, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(1)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust III, Inc. and Orchard Securities, LLC
1.2(6)	Form of Soliciting Dealer Agreement
3.1(2)	Articles of Amendment and Restatement of Lightstone Value Plus Real Estate Investment Trust III, Inc.
3.2(3)	Bylaws of Lightstone Value Plus Real Estate Investment Trust III, Inc.
4.1(4)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2	Distribution Reinvestment Program, included as Appendix C to prospectus
4.4(5)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1 (4)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(6)	Assignment and Assumption of Purchase and Sale Agreement, dated February 4, 2015, by and among LVP HMI Des Moines LLC and Lightstone Acquisitions V LLC.
10.5(6)	Assignment and Assumption of Purchase and Sale Agreement, dated May 15, 2015, by and among LVP CY Durham LLC and Lightstone Acquisitions V LLC.
10.6(6)	Assignment and Assumption of Purchase and Sale Agreement, dated March 10, 2016, by and among LVP HMI Lansing LLC and Lightstone Acquisitions VIII LLC.
10.7(6)	Assignment and Assumption of Purchase and Sale Agreement, dated March 23, 2016, by and among LVP CY Warwick LLC and Lightstone Acquisitions LLC.
10.8(6)	Assignment and Assumption of Purchase and Sale Agreement, dated May 2, 2016, by and among LVP SHS Green Bay LLC and Lightstone Acquisitions VII LLC.
10.9(6)	Assignment and Assumption of Purchase and Sale Agreement, dated August 2, 2016, by and among LVP H2S Seattle LLC and Lightstone Acquisitions VI LLC.
10.10(6)	Assignment and Assumption of Purchase and Sale Agreement, dated August 2, 2016, by and among LVP H2S Salt Lake City LLC and Lightstone Acquisitions VI LLC.
10.11(6)	Assignment and Assumption of Purchase and Sale Agreement, dated September 13, 2016, by and among LVP FFI Austin LLC and Lightstone Acquisitions LLC.
10.12(6)	Assignment and Assumption of Purchase and Sale Agreement, dated October 7, 2016, by and among LVP SBS Austin LLC and Lightstone Acquisitions LLC.
10.13(6)	Assignment and Assumption Agreement, dated as of January 31, 2017, by and among REIT Cove LLC, REIT IV Cove LLC and REIT III Cove LLC.
10.14(6)	Revolving Credit Facility dated July 13, 2016 with Western Alliance Bank.
10.15(6)	Promissory Note dated October 5, 2016 with Citigroup Global Markets Realty Corp.
10.16 (8)	Amended And Restated Limited Liability Company Operating Agreement Of RP Maximus Cove, L.L.C. By And Among REIT III Cove LLC, REIT IV Cove LLC, LSG Cove LLC And Maximus Cove Investor LLC, dated as of January 31, 2017
10.17 (7)	Dealer Manager Agreement Termination by and between Lightstone Value Plus Real Estate Investment Trust III, Inc. and Orchard Securities, LLC
10.18 (7)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant

31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*             As filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2017.

(2)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.

(3)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.

(4)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.

(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: March 26, 2018	By:	/s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 26, 2018
David Lichtenstein	of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 26, 2018
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	March 26, 2018
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 26, 2018
George R. Whittemore

