Form 10-Q
period 2018-03-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2018-05-15
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of May 1, 2018, there were approximately 13.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Investment property:
Land and improvements	$22,369,156	$22,363,107
Building and improvements	105,524,793	103,807,990
Furniture and fixtures	17,056,560	16,120,582
Construction in progress	316,996	1,642,275

Gross investment property	145,267,505	143,933,954
Less accumulated depreciation	(10,439,041)	(9,107,322)
Net investment property	134,828,464	134,826,632

Investments in unconsolidated affiliated real estate entities	30,648,900	17,805,991
Cash	28,480,784	45,050,023
Restricted cash	1,391,734	1,680,056
Accounts receivable and other assets	2,640,762	2,111,857
Total Assets	$197,990,644	$201,474,559

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,660,500	$2,972,368
Mortgages payable	86,845,438	86,902,784
Due to related parties	514,154	162,918
Distributions payable	692,102	694,333
Total liabilities	91,712,194	90,732,403

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,581,976 and 13,625,769 shares issued and outstanding, respectively	135,820	136,258
Additional paid-in-capital	116,633,887	117,061,644
Accumulated deficit	(22,583,603)	(18,548,148)
Total Company stockholders' equity	94,186,104	98,649,754

Noncontrolling interests	12,092,346	12,092,402

Total Stockholders' Equity	106,278,450	110,742,156

Total Liabilities and Stockholders' Equity	$197,990,644	$201,474,559

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$7,586,298	$7,720,597

Expenses:
Property operating expenses	4,973,389	4,798,384
Real estate taxes	373,765	363,147
General and administrative costs	732,338	439,713
Depreciation and amortization	1,351,277	1,324,963

Total operating expenses	7,430,769	6,926,207

Operating income	155,529	794,390

Interest expense	(1,447,513)	(1,345,311)
Loss from investments in unconsolidated affiliated real estate entities	(737,328)	(512,707)
Other income/(expense), net	5,037	(32,992)

Net loss	(2,024,275)	(1,096,620)

Less: net loss attributable to noncontrolling interests	26	13

Net loss applicable to Company's common shares	$(2,024,249)	$(1,096,607)

Net loss per Company's common shares, basic and diluted	$(0.15)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	13,600,864	12,591,058

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$(18,548,148)	$12,092,402	$110,742,156

Net loss	-	-	-	(2,024,249)	(26)	(2,024,275)
Distributions declared	-	-	-	(2,011,206)	-	(2,011,206)
Distributions paid to noncontrolling interests	-	-	-	-	(30)	(30)
Redemption and cancellation of shares	(43,793)	(438)	(427,757)	-	-	(428,195)

BALANCE, March 31, 2018	13,581,976	$135,820	$116,633,887	$(22,583,603)	$12,092,346	$106,278,450

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,024,275)	$(1,096,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	737,328	512,707
Depreciation and amortization	1,351,277	1,324,963
Amortization of deferred financing costs	116,455	112,615
Other non-cash adjustments	187	28,501
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(548,650)	(338,311)
Increase in accounts payable and other accrued expenses	422,694	602,800
Increase in due to related parties	351,236	101,526

Net cash provided by operating activities	406,252	1,248,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,068,112)	(830,851)
Investment in unconsolidated affiliated real estate entities	(13,580,237)	(20,610,595)

Cash used in investing activities	(14,648,349)	(21,441,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage payable	(113,800)	(108,763)
(Payment)/refund of loan fees and expenses	(60,002)	4,400
Proceeds from issuance of common stock	-	18,413,803
Payment of commissions and offering costs	-	(1,594,342)
Distributions to noncontrolling interests	(30)	(30)
Distributions to common stockholders	(2,013,437)	(956,022)
Redemption and cancellation of common shares	(428,195)	(42,519)

Net cash (used in)/provided by financing activities	(2,615,464)	15,716,527

Net change in cash and restricted cash	(16,857,561)	(4,476,738)
Cash and restricted cash, beginning of year	46,730,079	55,915,948
Cash and restricted cash, end of period	$29,872,518	$51,439,210

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,304,187	$1,220,426
Distributions declared, but not paid	$692,102	$672,541
Commissions and other offering costs accrued but not paid	$-	$320,926
Subscription receivable	$-	$425,406
Value of shares issued from distribution reinvestment program	$-	$816,948
Investment property acquired but not paid	$354,930	$23,760

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of March 31, 2018 in the Operating Partnership’s partner units.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership which committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of the Offering, which was terminated on March 31, 2017. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase Subordinated Participation Interests.

Through March 31, 2017 (the termination date of the Offering), the Special Limited Partner purchased an aggregate of approximately 242 Subordinated Participation Interests in consideration of $12.1 million. The Subordinated Participation Interests may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2018, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Cash	$28,480,784	$50,503,801
Restricted cash	1,391,734	935,409
Total cash, cash equivalents and restricted cash	$29,872,518	$51,439,210

Effective January 1, 2018, the Company adopted guidance issued by the FASB that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values.  The Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Additionally, the sale of real estate will be required to follow the new model. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Due to the short-term nature of the Company's revenue streams, the adoption of this standard did not have an impact on the amount and timing of revenue recognition for revenues from rooms and food, beverage and other ancillary services. The adoption of this standard had no impact on the Company's revenue or net income, and, therefore, no adjustment was recorded to the Company's opening balance of accumulated deficit.  The Company also considered and determined that presenting revenue disaggregated by rooms and food, beverage and other depicts the appropriate categories about the nature and timing of its revenue streams and that no additional disaggregation is needed. See Note 3.

New Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The Company intends to adopt the standard on January 1, 2019 and apply certain practical expedients available to us upon adoption. The Company is continuing to evaluate the impact this guidance will have on its consolidated financial statements when adopted.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Revenues

Revenues consist of amounts derived from hotel operations, including occupied hotel rooms and sales of food, beverage and other ancillary services and are presented on a disaggregated basis below. Revenues are recorded net of any sales or occupancy tax collected from our guests.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company's contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The Company notes no significant judgements regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
Revenues	2018	2017
Room	$7,292,767	$7,450,752
Food, beverage and other	293,531	269,845
Total revenues	$7,586,298	$7,720,597

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2018	December 31, 2017
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,405,021	$17,805,991
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	13,243,879	-
Total investments in unconsolidated affiliated real estate entities			$30,648,900	$17,805,991

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Cove Joint Venture

On January 31, 2017, the Company, through a subsidiary of the Operating Partnership, REIT III COVE LLC (“REIT III Cove”) and REIT IV COVE LLC (“REIT IV Cove”), a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party, LSG Cove LLC (“LSG Cove”), an affiliate of the Sponsor and a related party, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party (collectively, the “Members”), completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million, which consisted of $80.0 million of cash and $175.0 million of proceeds from a loan from a financial institution. The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967, located in Tiburon, California.

In connection with the acquisition, the Company paid the Advisor an acquisition fee of $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity and, because it exerts significant influence over but does not control the Cove Joint Venture, the Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the three months ended March 31, 2018, the Company made additional capital contributions of $0.4 million to the Cove Joint Venture.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) initially scheduled to mature on January 31, 2020 with two, one-year extension options, subject to certain conditions. The Loan requires monthly interest payments through its maturity date.  The Loan bears interest at Libor plus 3.85% through its initial maturity and Libor plus 4.15% during each of the extension periods. The Loan is collateralized by the Cove and an affiliate of the Company’s Sponsor (the “Guarantor”) has guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members have agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share is up to approximately $10.9 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2018	For the Period January 31, 2017 (date of investment) through March 31, 2017

Revenues	$3,596	$2,074
Property operating expenses	1,228	633
General and administrative costs	48	126
Depreciation and amortization	2,396	1,584
Operating loss	(76)	(269)
Interest expense and other, net	(2,571)	(1,477)
Net loss	$(2,647)	$(1,746)
Company's share of net loss (22.50%)	$(595)	$(393)
Additional depreciation and amortization expense (1)	(180)	(120)
Company's loss from investment	$(775)	$(513)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2018	December 31, 2017

Real estate, at cost (net)	$149,033	$149,727
Cash and restricted cash	2,178	2,538
Other assets	1,667	1,541
Total assets	$152,878	$153,806

Mortgage payable, net	$173,472	$173,534
Other liabilities	2,678	2,830
Members' deficit (1)	(23,272)	(22,558)
Total liabilities and members' deficit	$152,878	$153,806

(1)	Additional depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT II each have 50.0% joint venture ownership interests, respectively, in the Hilton Garden Inn Joint Venture.

In connection with the acquisition, the Company accrued an acquisition fee of $0.3 million payable to the Advisor, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a non-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the Members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Period March 27, 2018 through March 31, 2018

Revenues	$169
Property operating expenses	69
Operating income	100
Interest expense	(24)
Net income	$76
Company's share of net income (50.00%)	$38

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
(amounts in thousands)	March 31, 2018

Investment property, net	$60,327
Cash	28
Other assets	491
Total assets	$60,846

Mortgage payable, net	$34,724
Other liabilities	234
Members' capital	25,888
Total liabilities and members' capital	$60,846

5.	Mortgage payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of March 31, 2018	Maturity Date	Amount Due at Maturity	As of March 31, 2018	As of December 31, 2017

Revolving Credit Facility, secured by seven properties	LIBOR + 4.95%	6.71%	July 2019	$59,696,000	$59,696,000	$59,696,000

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,793,827	27,907,627

Total mortgages payable		6.08%		$85,823,572	$87,489,827	$87,603,627

Less: Deferred financing costs					(644,389)	(700,843)

Total mortgage payable, net					$86,845,438	$86,902,784

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$331,251	$60,162,871	$486,092	$26,509,613	$-	$-	$87,489,827

Less: Deferred financing costs							(644,389)

Total principal maturiteis, net							$86,845,438

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.4 million and $1.2 million was held in restricted cash accounts as of March 31, 2018 and December 31, 2017, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants except for as described below.

During the first quarter of 2018, the Company did not meet certain financial covenants on the non-recourse Revolving Credit Facility, secured by seven properties.  On May 14, 2018, the lender provided a waiver with respect to these financial covenants for the testing period for the quarter ending March 31, 2018 in exchange for a modified paydown of the non-recourse Revolving Credit Facility. The Company may either pay the cash amount required per the terms of the non-recourse Revolving Credit Facility of $7.4 million or pay cash of $4.0 million and provide additional collateral of $3.4 million in the form of deposited cash in a controlled account or a letter of credit to be held at the lender.  The Company must complete the paydown within 60 days.

6.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

During our Offering, selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Any organizational costs were accounted for as general and administrative costs. During the three months ended March 31, 2017, we incurred approximately $1.7 million of selling commissions and deal manager fees and less than $0.1 million of other offering costs. We did not incur any of these costs subsequent to the termination of the Offering.

From our inception through March 31, 2017 (the termination date of the Offering), we incurred approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million of other offering costs in connection with the public offering of shares of our common stock.

7.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing earnings attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

8.	Related Party Transactions

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager (see Note 6), the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Acquisition fees (1)	$300,000	$573,750
Development fees (2)	51,419	-
Asset management fees (general and administrative costs)	386,340	2,046
Total	$737,759	$575,796

(1)	Acquisition fees of $300,000 and $573,750 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,489,827	$86,340,974	$87,603,627	$86,729,748

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

11.	Distributions

Distribution Payments

On February 15, 2018, March 15, 2018 and April 14, 2018, the Company paid distributions for the months ended January 31, 2018, February 28, 2018 and March 31, 2018, respectively, totaling $2.0 million. The distributions were paid in cash.

Distribution Declaration

On May 11, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending September 30, 2018. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

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

Lightstone SLP III LLC (the ‘‘Special Limited Partner’’), a Delaware limited liability company of which Mr. Lichtenstein is the majority owner, is a special limited partner in the Operating Partnership which committed to make a significant equity investment (the “Contribution Agreement”) in the Company of up to $36.0 million, which was equivalent to 12.0% of the $300.0 million maximum amount of the Offering, which was terminated on March 31, 2017. The Operating Partnership issued one Subordinated Participation Interest for each $50,000 in cash or interests in real property of equivalent value that the Special Limited Partner contributed. In connection with the termination of the Offering, on March 31, 2017, the Company and the Sponsor terminated the Contribution Agreement and as result of the termination, the Sponsor is no longer obligated to purchase Subordinated Participation Interests.

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

Portfolio Summary –

Consolidated Properties:

				Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months	Average Daily Rate for the Three Months Ended
	Location	Year Built	Date Acquired	Available Rooms	March 31, 2018	Ended March 31, 2018	March 31, 2018

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,800	63%	$69.54	$111.26
							.
Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	13,140	62%	$60.91	$97.81

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	7,740	74%	$97.41	$130.92
							.
Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	8,280	79%	$95.70	$121.65

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	11,430	60%	$68.83	$114.94

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	11,250	73%	$87.39	$119.66

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	12,510	85%	$109.58	$128.50

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	7,560	71%	$83.37	$117.97

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	7,200	54%	$58.91	$109.56

			Total	89,910	69%	$81.11	$117.35

Unconsolidated Affiliated Real Estate Entities:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2018	Annualized Revenues based on rents at March 31, 2018	Annualized Revenues per unit at March 31, 2018

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	90%	$14.2 million	$56,205

			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months	Average Daily Rate For the Three Months Ended
Hospitality	Location	Year Built	Available Rooms	March 31, 2018	Ended March 31, 2018	March 31, 2018

Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	915	95%	$172.50	$181.22

(1) hotel acquired on March 27, 2018

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2017, except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

Results of Operations

As of March 31, 2018, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms.

Additionally, as of March 31, 2018, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a multi-family residential property located in Tiburon, California which contains 281 rental units and a 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”). The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of either the Cove or the Hilton Garden Inn - Long Island City.

All of the Company’s properties are located within the United States.

Comparison of the Three Months Ended March 31, 2018 vs. March 31, 2017

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2018 and 2017 is attributable to all nine of our consolidated hospitality properties.

Revenues

Revenues decreased slightly by $0.1 million to $7.6 million during the three months ended March 31, 2018 compared to $7.7 million for the same period in 2017.

Property operating expenses

Property operating expenses increased slightly by $0.2 million to $5.0 million during the three months ended March 31, 2018 compared to $4.8 million for the same period in 2017.

Real estate taxes

Real estate taxes were relatively flat at $0.4 million during both the three months ended March 31, 2018 and 2017.

General and administrative expense

General and administrative expense increased by $0.3 million to $0.7 million during the three months ended March 31, 2018 compared to $0.4 million for the same period in 2017. The increase is primarily attributable to higher asset management fees resulting from our acquisition of membership interests in the Cove Joint Venture and the Hilton Garden Inn Joint Venture offset slightly by lower acquisition-related costs in the 2018 period.

Depreciation and amortization

Depreciation and amortization expense was relatively flat at approximately $1.3 million during both the three months ended March 31, 2018 and 2017.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during three months ended March 31, 2018 was $0.7 million compared to $0.5 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense increased slightly to $1.4 million during the three months ended March 31, 2018 compared to $1.3 million for the same period in 2017. Interest expense is attributable to financings associated with our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2018, our primary sources of funds were $0.4 million of cash flows from operations.

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

Our mortgage payable requires the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. During the first quarter of 2018, we did not meet certain financial covenants on the non-recourse Revolving Credit Facility, secured by seven properties.  On May 14, 2018, the lender provided a waiver with respect to these financial covenants for the testing period for the quarter ending March 31, 2018 in exchange for a modified paydown of the non-recourse Revolving Credit Facility. We may either pay the cash amount required per the terms of the non-recourse Revolving Credit Facility of $7.4 million or pay cash of $4.0 million and provide additional collateral of $3.4 million in the form of deposited cash in a controlled account or a letter of credit to be held at the lender.  We must complete the paydown within 60 days.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2018, our total borrowings were approximately $87.5 million which represented 76% of our net assets.

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

During our Offering, selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Any organizational costs were accounted for as general and administrative costs. During the three months ended March 31, 2017, we incurred approximately $1.7 million of selling commissions and deal manager fees and less than $0.1 million of other offering costs. We did not incur any of these costs subsequent to the termination of the Offering.

From our inception through March 31, 2017 (the termination date of the Offering), we incurred approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million of other offering costs in connection with the public offering of shares of our common stock.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Acquisition fees (1)	$300,000	$573,750
Development fees (2)	51,419	-
Asset management fees (general and administrative costs)	386,340	2,046

Total	$737,759	$575,796

(1) Acquisition fees of $300,000 and $573,750 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(2) Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$406,252	$1,248,181
Net cash used in investing activities	(14,648,349)	(21,441,446)
Net cash (used in)/provided by financing activities	(2,615,464)	15,716,527
Net change in cash and restricted cash	(16,857,561)	(4,476,738)
Cash and restricted cash, beginning of year	46,730,079	55,915,948
Cash and restricted cash, end of the period	$29,872,518	$51,439,210

Our principal sources of cash flow were derived from proceeds received from operating cash flows provided by our properties. In the future, we expect our properties will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investments in unconsolidated affiliated real estate entities, and scheduled debt service. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $0.4 million during the three months ended March 31, 2018 consisted of our net loss of $2.0 million adjusted for depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $2.2 million and net changes in operating assets and liabilities of $0.2 million.

Investing activities

The cash used in investing activities of $14.6 million during the three months ended March 31, 2018 primarily consisted of approximately $13.5 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture and capital expenditures of $1.1 million.

Financing activities

The net cash used in financing activities of $2.6 million during the three months ended March 31, 2018 consisted the payment of cash distributions of $2.0 million to our common stockholders, $0.2 million in payments on our mortgages payable and redemptions and cancellation of common stock of $0.4 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2017 we repurchased 81,828 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.76 per share. For the three months ended March 31, 2018, 43,793 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.78 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and available cash.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2018.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$331,251	$60,162,871	$486,092	$26,509,613	$-	$-	$87,489,827
Interest payments	4,310,439	4,004,114	1,287,576	1,051,196	-	-	10,653,325
Total	$4,641,690	$64,166,985	$1,773,668	$27,560,809	$-	$-	$98,143,152

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

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(2,024,275)	$(1,096,620)
FFO adjustments:
Depreciation and amortization of real estate assets	1,351,277	1,324,963
Adjustments to equity earnings from unconsolidated affiliated real estate entities	718,842	476,101
FFO	45,844	704,444
MFFO adjustments:

Acquisition and other transaction related costs expensed	(580)	115,391
MFFO	45,264	819,835
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$45,264	$819,835

Net loss	$(2,024,275)	$(1,096,620)
Less: net loss attributable to noncontrolling interests	26	13
Net loss applicable to Company's common shares	$(2,024,249)	$(1,096,607)
Net loss per common share, basic and diluted	$(0.15)	$(0.09)

FFO	$45,844	$704,444
Less: FFO attributable to noncontrolling interests	(5)	(14)
FFO attributable to Company's common shares	$45,839	$704,430
FFO per common share, basic and diluted	$0.00	$0.06

MFFO - IPA recommended format	$45,264	$819,835
Less: MFFO attributable to noncontrolling interests	(5)	(16)
MFFO attributable to Company's common shares	$45,259	$819,819

Weighted average number of common shares outstanding, basic and diluted	13,600,864	12,591,058

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On February 15, 2018, March 15, 2018 and April 14, 2018, the Company paid distributions for the months ended January 31, 2018, February 28, 2018 and March 31, 2018, respectively, totaling $2.0 million. The distributions were paid in cash.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2018
FFO attributable to Company's common shares	$7,155,514
Distributions Paid	$15,789,176

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2018, we did not have any derivative agreements outstanding.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$331,251	$60,162,871	$486,092	$26,509,613	$-	$-	$87,489,827

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets) and accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$87,489,827	$86,340,974	$87,603,627	$86,729,748

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

Our mortgage payable requires the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. During the first quarter of 2018, we did not meet certain financial covenants on the non-recourse Revolving Credit Facility, secured by seven properties.  On May 14, 2018, the lender provided a waiver with respect to these financial covenants for the testing period for the quarter ending March 31, 2018 in exchange for a modified paydown of the non-recourse Revolving Credit Facility. We may either pay the cash amount required per the terms of the non-recourse Revolving Credit Facility of $7.4 million or pay cash of $4.0 million and provide additional collateral of $3.4 million in the form of deposited cash in a controlled account or a letter of credit to be held at the lender.  We must complete the paydown within 60 days.

As of March 31, 2018, approximately $59.7 million, or 68%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.6 million

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions which may affect our ability to obtain or refinance debt in the future. As of March 31, 2018, we had no off-balance sheet arrangements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: May 15, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

