Form 10-Q
period 2018-06-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2018-08-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐ No ☑

As of August 1, 2018, there were approximately 13.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Investment property:
Land and improvements	$22,359,464	$22,363,107
Building and improvements	105,746,981	103,807,990
Furniture and fixtures	17,418,437	16,120,582
Construction in progress	292,127	1,642,275

Gross investment property	145,817,009	143,933,954
Less accumulated depreciation	(11,825,097)	(9,107,322)
Net investment property	133,991,912	134,826,632

Investments in unconsolidated affiliated real estate entities	30,827,989	17,805,991
Cash	12,481,860	45,050,023
Marketable securities, available for sale	5,822,468	-
Restricted cash	1,459,735	1,680,056
Accounts receivable and other assets	3,306,592	2,111,857

Total Assets	$187,890,556	$201,474,559

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,572,009	$2,972,368
Mortgages payable	79,421,808	86,902,784
Due to related parties	202,145	162,918
Distributions payable	668,532	694,333

Total liabilities	83,864,494	90,732,403

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,556,124 and 13,625,769 shares issued and outstanding, respectively	135,561	136,258
Additional paid-in-capital	116,385,857	117,061,644
Accumulated other comprehensive loss	(167,799)	-
Accumulated deficit	(24,419,878)	(18,548,148)
Total Company stockholders' equity	91,933,741	98,649,754

Noncontrolling interests	12,092,321	12,092,402

Total Stockholders' Equity	104,026,062	110,742,156

Total Liabilities and Stockholders' Equity	$187,890,556	$201,474,559

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$9,367,673	$8,984,519	$16,953,971	$16,705,116

Expenses:
Property operating expenses	5,404,396	5,221,527	10,377,785	10,019,911
Real estate taxes	396,162	361,252	769,927	724,399
General and administrative costs	690,631	615,164	1,422,969	1,054,877
Depreciation and amortization	1,405,613	1,326,783	2,756,890	2,651,746

Total operating expenses	7,896,802	7,524,726	15,327,571	14,450,933

Operating income	1,470,871	1,459,793	1,626,400	2,254,183

Loss from investment in unconsolidated affiliated real estate entity	(507,281)	(813,170)	(1,244,609)	(1,325,877)
Interest expense	(1,354,143)	(1,384,544)	(2,801,656)	(2,729,855)

Other income/(expense), net	582,601	(37,308)	587,638	(70,300)

Net income/(loss)	192,048	(775,229)	(1,832,227)	(1,871,849)

Less: net (income)/loss attributable to noncontrolling interests	(5)	9	21	22

Net income/(loss) applicable to Company's common shares	$192,043	$(775,220)	$(1,832,206)	$(1,871,827)

Net income/(loss) per Company's common shares, basic and diluted	$0.01	$(0.06)	$(0.13)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	13,565,950	13,662,457	13,583,311	13,129,718

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net income/(loss)	$192,048	$(775,229)	$(1,832,227)	$(1,871,849)

Other comprehensive loss:
Holding loss on marketable securities, available for sale	(167,799)	-	(167,799)	-
Reclassification adjustment for loss included in net loss	-	-	-	-

Other comprehensive loss	(167,799)	-	(167,799)	-

Comprehensive income/(loss)	24,249	(775,229)	(2,000,026)	(1,871,849)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(6)	9	21	22

Comprehensive income/(loss) attributable to the Company's common shares	$24,243	$(775,220)	$(2,000,005)	$(1,871,827)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$-	$(18,548,148)	$12,092,402	$110,742,156

Net loss	-	-	-	-	(1,832,206)	(21)	(1,832,227)
Other comprehensive loss	-	-	-	(167,799)	-	-	(167,799)
Distributions declared	-	-	-	-	(4,039,524)	-	(4,039,524)
Distributions paid to noncontrolling interests	-	-	-	-	-	(60)	(60)
Redemption and cancellation of shares	(69,645)	(697)	(675,787)	-	-	-	(676,484)

BALANCE, June 30, 2018	13,556,124	$135,561	$116,385,857	$(167,799)	$(24,419,878)	$12,092,321	$104,026,062

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018		2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,832,227)	$(1,871,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investment in unconsolidated affiliated real estate entity		1,244,609	1,325,877
Depreciation and amortization		2,756,890	2,651,746
Amortization of deferred financing costs		239,523	225,841
Other non-cash adjustments		7,544	20,918
Changes in assets and liabilities:
Increase in accounts receivable and other assets		(1,241,395)	(228,328)
Increase in accounts payable and other accrued expenses		535,688	1,122,653
Increase in due to related party		39,227	21,203

Net cash provided by operating activities		1,749,859	3,268,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property		(1,819,098)	(1,305,644)
Purchase of marketable securities		(5,990,267)	-
Investment in unconsolidated affiliated real estate entity		(14,266,607)	(20,619,816)

Cash used in investing activities		(22,075,972)	(21,925,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage payable		(7,660,499)	(211,438)
(Payment)/refund of loan fees and expenses		(60,002)	4,400
Proceeds from issuance of common stock		-	18,944,234
Payment of commissions and offering costs		-	(1,784,576)
Distributions to noncontrolling interests		(60)	(60)
Distributions to common stockholders		(4,065,326)	(2,684,985)
Redemption and cancellation of common shares		(676,484)	(67,481)

Net cash (used in)/provided by financing activities		(12,462,371)	14,200,094

Net change in cash and restricted cash		(32,788,484)	(4,457,305)
Cash and restricted cash, beginning of year		46,730,079	55,915,948
Cash and restricted cash, end of period		$13,941,595	$51,458,643

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest		$2,734,942	$2,488,162
Distributions declared, but not paid		$668,532	$673,964
Commissions and other offering costs accrued but not paid		$-	$67,178
Value of shares issued from distribution reinvestment program	$		$1,130,386
Investment property acquired but not paid		$153,447	$9,032
Holding loss on marketable securities		$167,799	-

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of June 30, 2018 in the Operating Partnership’s partner units.

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

The consolidated balance sheet as of December 31, 2017 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Marketable Securities

Marketable securities currently consist of debt securities that are designated as available-for-sale and are recorded at fair value.  Unrealized holding gains or losses for debt securities are reported as a component of accumulated other comprehensive income/(loss).  Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2018, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires amounts that are generally described as restricted cash to be included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.

The following is a summary of the Company’s cash and restricted cash total as presented in our statements of cash flows for the periods presented:

	June 30,
	2018	2017
Cash	$12,481,860	$50,424,596
Restricted cash	1,459,735	1,034,047
Total cash and restricted cash	$13,941,595	$51,458,643

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

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Additionally, the sale of real estate is required to follow the new model. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Due to the short-term nature of the Company's revenue streams, the adoption of this standard did not have an impact on the amount and timing of revenue recognition for revenues from rooms and food, beverage and other ancillary services. The adoption of this standard had no impact on the Company's revenue or net income, and, therefore, no adjustment was recorded to the Company's opening balance of accumulated deficit.  The Company also considered and determined that presenting revenue disaggregated by rooms and food, beverage and other depicts the appropriate categories about the nature and timing of its revenue streams and that no additional disaggregation is needed. See Note 3.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company's contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotels. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

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

The Company notes no significant judgements regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2018	2017	2018	2017
Room	$9,040,202	$8,709,038	$16,332,969	$16,159,790
Food, beverage and other	327,471	275,481	621,002	545,326

Total revenues	$9,367,673	$8,984,519	$16,953,971	$16,705,116

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of the Cove Joint Venture. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2018	December 31, 2017
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,502,596	$17,805,991
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	13,325,393	-

Total investments in unconsolidated affiliated real estate entities			$30,827,989	$17,805,991

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

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the six months ended June 30, 2018, the Company made additional capital contributions of $1.0 million to the Cove Joint Venture.

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members used the remaining proceeds from the Loan and have invested additional capital as necessary to complete the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Period January 31, 2017 (date of investment) through June 30, 2017
Revenues	$3,638	$3,127	$7,233	$5,201

Property operating expenses	1,193	1,268	2,421	1,901
General and administrative costs	48	16	95	142
Depreciation and amortization	2,398	2,381	4,794	3,964

Operating loss	(1)	(538)	(77)	(806)

Interest expense and other, net	(2,741)	(2,278)	(5,311)	(3,756)

Net loss	$(2,742)	$(2,816)	$(5,388)	$(4,562)

Company's share of net loss (22.50%)	$(617)	$(633)	$(1,213)	$(1,027)

Adjustment to depreciation and amortization expense (1)	103	(180)	(77)	(299)

Company's loss from investment	$(514)	$(813)	$(1,290)	$(1,326)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2018	December 31, 2017

Real estate, at cost (net)	$150,360	$149,727
Cash and restricted cash	1,369	2,538
Other assets	1,815	1,541

Total assets	$153,544	$153,806

Mortgage payable, net	$173,681	$173,534
Other liabilities	3,159	2,830
Members' deficit (1)	(23,296)	(22,558)

Total liabilities and members' deficit	$153,544	$153,806

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

During the second quarter of 2018, the Company noted that the adjustment to the depreciation and amortization expense of the Cove Joint Venture was overstated in the first quarter of 2018 by approximately $0.1million, resulting in an understatement of the investment in the Cove Joint Venture and an overstatement of the net loss in the first quarter of 2018 for that amount. This misstatement was corrected in the second quarter of 2018 resulting in the overstatement of net income for the quarter of the same $0.1 million. This correction had no impact on the results of operations for the six months ended June 30, 2018 or the balance sheet as of June 30, 2018.

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

In connection with the acquisition, the Company paid an acquisition fee of $0.3 million payable to the Advisor, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the Members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended June 30, 2018	For the Period March 27, 2018 through June 30, 2018
Revenues	$3,015	$3,185

Property operating expenses	1,901	1,971
General and administrative costs	2	2
Depreciation and amortization	636	635
Operating income	476	577
Interest expense	(463)	(488)

Net income	$13	$89

Company's share of net income (50.00%)	$7	$45

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
(amounts in thousands)	June 30, 2018

Investment property, net	$59,759
Cash	1,115
Other assets	787

Total assets	$61,661

Mortgage payable, net	$34,738
Other liabilities	871
Members' capital	26,052

Total liabilities and members' capital	$61,661

5.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:

Corporate Bonds and Preferred Securities	$5,990,267	$-	$(167,799)	$5,822,468

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2018, the Company did not recognize any impairment charges.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2018, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2018.

The fair values of the Company’s investments in Corporate Bonds and Preferred Securities are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2018
Due in 1 year	$746,250
Due in 1 year through 5 years	3,135,188
Due in 5 year through 10 years	1,247,280
Due after 10 years	693,750
Total	$5,822,468

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (2.73% as of June 30, 2018).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

6.	Mortgage payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate as of June 30, 2018	Maturity Date	Amount Due at Maturity	As of June 30, 2018	As of December 31, 2017

Revolving Credit Facility, secured by seven properties	LIBOR + 3.50%	6.46%	July 2019	$52,257,186	$52,257,186	$59,696,000

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,685,942	27,907,627

Total mortgages payable		6.08%		$78,384,758	$79,943,128	$87,603,627

Less: Deferred financing costs					(521,320)	(700,843)

Total mortgage payable, net					$79,421,808	$86,902,784

On June 19, 2018 the Company made a principal payment of $7.4 million in cash on the non-recourse Revolving Credit Facility and the lender agreed to decrease the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Additionally, the non-recourse Revolving Credit Facility (outstanding principal balance of $52.3 million as of June 30, 2018) matures in July 2019. The Company intends to seek to refinance such existing indebtedness on or before its applicable stated maturity.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$223,366	$52,724,057	$486,092	$26,509,613	$-	$-	$79,943,128

Less: Deferred financing costs							(521,320)

Total principal maturiteis, net							$79,421,808

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.5 million and $1.2 million was held in restricted cash accounts as of June 30, 2018 and December 31, 2017, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

7.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

8.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing earnings attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

9.	Related Party Transactions

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager (see Note 7), the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition Fees (1)	$-	$-	$300,000	$573,750
Development fees (2)	-	-	51,419	-
Asset Management Fees (general and administrative costs)	438,392	320,572	824,732	322,618

Total	$438,392	$320,572	$1,176,151	$896,368

(1)	Acquisition fees of $300,000 and $573,750 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

10.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$79,943,128	$78,706,811	$87,603,627	$86,729,748

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

11.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

12.	Distributions

Distribution Payments

On May 15, 2018, June 15, 2018 and July 16, 2018, the Company paid distributions for the months ended April 30, 2018, May 31, 2018 and June 30, 2018, respectively, totaling $2.0 million. The distributions were paid in cash.

Distribution Declaration

On August 13, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending September 30, 2018. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

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

Portfolio Summary –

Consolidated Properties:

		Year	Date	Year to Date Available	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Month Ended	Average Daily Rate for the Six Months Ended
	Location	Built	Acquired	Rooms	June 30, 2018	June 30, 2018	June 30, 2018

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,720	69%	$81.42	$117.22

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	26,426	70%	$70.82	$101.88

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,566	78%	$102.33	$130.48

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	16,652	81%	$106.78	$132.07

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	22,987	65%	$78.17	$120.73

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,625	75%	$88.96	$118.87

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,159	88%	$126.76	$143.74

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	15,204	73%	$86.68	$119.16

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	14,480	62%	$69.43	$111.44

			Total	180,819	74%	$90.15	$121.73

Unconsolidated Affiliated Real Estate Entities:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2018	Annualized Revenues based on rents at June 30, 2018	Annualized Revenues per unit at June 30, 2018

The Cove (Multi-Family Complex)	Tiburon, California	1967	281	92%	$ 14.5 million	$56,158

Hospitality			Year to Date	Percentage Occupied for the Six Months	Revenue per Available Room for the Six Months	Average Daily Rate For the Six Months
	Location	Year Built	Available Rooms	Ended June 30, 2018	Ended June 30, 2018	Ended June 30, 2018
Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	17,568	86%	$167.31	$182.18

(1) hotel acquired on March 27, 2018

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2017, except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

Results of Operations

As of June 30, 2018, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms.

Additionally, as of June 30, 2018, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a multi-family residential property located in Tiburon, California which contains 281 rental units and a 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”). The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of the Cove Joint Venture.

All of the Company’s properties are located within the United States.

Comparison of the Three Months Ended June 30, 2018 vs. June 30, 2017

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2018 and 2017 is attributable to all nine of our consolidated hospitality properties. There were slight increases in rooms occupied, revenue per available room and the average daily rate per room during the three months ended June 30, 2018 compared the same period in 2017 that resulted in a slight increase in revenues and a corresponding increase in property operating expenses.

Revenues

Revenues increased slightly by $0.4 million to $9.4 million during the three months ended June 30, 2018 compared to $9.0 million for the same period in 2017.

Property operating expenses

Property operating expenses increased slightly by $0.2 million to $5.4 million during the three months ended June 30, 2018 compared to $5.2 million for the same period in 2017.

Real estate taxes

Real estate taxes were relatively flat at $0.4 million during both the three months ended June 30, 2018 and 2017.

General and administrative expense

General and administrative expense increased slightly by $0.1 million to $0.7 million during the three months ended June 30, 2018 compared to $0.6 million for the same period in 2017. The increase is primarily attributable to higher asset management fees resulting from our acquisition of membership interests in the Cove Joint Venture and the Hilton Garden Inn Joint Venture.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.4 million during the three months ended June 30, 2018 compared to $1.3 million for the same period in 2017.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during three months ended June 30, 2018 was $0.5 million compared to $0.8 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense was relatively flat at $1.4 million during both the three months ended June 30, 2018 and 2017. Interest expense is attributable to financings associated with our hotels.

Other income/(expense), net

Other income/(expense), net increased by $0.6 million to $0.6 million during the three months ended June 30, 2018. The increase was primarily related to a $0.5 million payment received from one of our franchisors and an increase of approximately $0.1 million in interest income.

Comparison of the Six Months Ended June 30, 2018 vs. June 30, 2017

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2018 and 2017 is attributable to all nine of our consolidated hospitality properties. There were slight increases in rooms occupied, revenue per available room and the average daily rate per room during the six months ended June 30, 2018 compared the same period in 2017 that resulted in a slight increase in revenues and a corresponding increase in property operating expenses.

Revenues

Revenues increased slightly by $0.3 million to $17.0 million during the six months ended June 30, 2018 compared to $16.7 million for the same period in 2017.

Property operating expenses

Property operating expenses increased slightly by $0.4 million to $10.4 million during the six months ended June 30, 2018 compared to $10.0 million for the same period in 2017.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.8 million during the six months ended June 30, 2018 compared to $0.7 million for the same period in 2017.

General and administrative expense

General and administrative expense increased by $0.3 million to $1.4 million during the six months ended June 30, 2018 compared to $1.1 million for the same period in 2017. The increase is primarily attributable to higher asset management fees resulting from our acquisition of membership interests in the Cove Joint Venture and the Hilton Garden Inn Joint Venture offset slightly by lower acquisition-related costs in the 2018 period.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.1 million to $2.8 million during the six months ended June 30, 2018 compared to $2.7 million for the same period in 2017.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during six months ended June 30, 2018 was $1.2 million compared to $1.3 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense increased slightly to $2.8 million during the six months ended June 30, 2018 compared to $2.7 million for the same period in 2017. Interest expense is attributable to financings associated with our hotels.

Other income/(expense), net

Other income/(expense), net increased by $0.6 million to $0.6 million during the six months ended June 30, 2018. The increase was primarily related to a $0.5 million payment received from one of our franchisors and an increase of approximately $0.1 million in interest income.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2018, our primary sources of funds were $1.7 million of cash flows from operations.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2018, our total borrowings were approximately $79.9 million which represented 70% of our net assets.

Our non-recourse Revolving Credit Facility (outstanding principal balance of $52.3 million as of June 30, 2018) matures in July 2019. We intend to seek to refinance such existing indebtedness on or before its applicable stated maturity.

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which is substantially completed. The Members used the remaining proceeds from the Loan and have invested additional capital as necessary to complete the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition Fees (1)	$-	$-	$300,000	$573,750
Development fees (2)	-	-	51,419	-
Asset Management Fees (general and administrative costs)	438,392	320,572	824,732	322,618

Total	$438,392	$320,572	$1,176,151	$896,368

(1)	Acquisition fees of $300,000 and $573,750 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2018	2017
Net cash flows provided by operating activities	$1,749,859	$3,268,061
Cash flows used in investing activities	(22,075,972)	(21,925,460)
Net cash flows (used in)/provided by financing activities	(12,462,371)	14,200,094
Net change in cash and cash equivalents	(32,788,484)	(4,457,305)

Cash and restricted cash, beginning of year	46,730,079	55,915,948
Cash and restricted cash, end of the period	$13,941,595	$51,458,643

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

Operating activities

The net cash provided by operating activities of $1.7 million during the six months ended June 30, 2018 consisted of our net loss of $1.8 million and net changes in operating assets and liabilities of $0.7 million offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $4.2 million.

Investing activities

The cash used in investing activities of $22.1 million during the six months ended June 30, 2018 primarily consisted of approximately $14.3 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture and additional capital contributions to the Cove Joint Venture, the purchase of $6.0 of marketable securities and capital expenditures of $1.8 million.

Financing activities

The net cash used in financing activities of $12.5 million during the six months ended June 30, 2018 consisted of the payment of cash distributions of $4.1 million to our common stockholders, $7.7 million in payments on our mortgages payable and redemptions and cancellation of common stock of $0.7 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2017 we repurchased 81,828 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.76 per share. For the six months ended June 30, 2018, 69,645 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and available cash.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2018.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$223,366	$52,724,057	$486,092	$26,509,613	$-	$-	$79,943,128
Interest payments	2,148,965	3,125,111	1,287,576	1,051,196	-	-	7,612,848
Total	$2,372,331	$55,849,168	$1,773,668	$27,560,809	$-	$-	$87,555,976

Our non-recourse Revolving Credit Facility (outstanding principal balance of $52.3 million as of June 30, 2018) matures in July 2019. We intend to seek to refinance such existing indebtedness on or before its applicable stated maturity.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income/(loss)	$192,048	$(775,229)	$(1,832,227)	$(1,871,849)
FFO adjustments:
Depreciation and amortization of real estate assets	1,405,613	1,326,783	2,756,890	2,651,746
Adjustments to equity earnings from unconsolidated affiliated real estate entity	754,208	715,336	1,473,050	1,191,437
FFO	2,351,869	1,266,890	2,397,713	1,971,334
MFFO adjustments:

Acquisition and other transaction related costs expensed	269	39,000	(311)	154,391
MFFO	2,352,138	1,305,890	2,397,402	2,125,725
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$2,352,138	$1,305,890	$2,397,402	$2,125,725

Net income/(loss)	$192,048	$(775,229)	$(1,832,227)	$(1,871,849)
Less: net (income)/loss attributable to noncontrolling interests	(5)	9	21	22
Net income/(loss) applicable to Company's common shares	$192,043	$(775,220)	$(1,832,206)	$(1,871,827)
Net income/(loss) per common share, basic and diluted	$0.01	$(0.06)	$(0.13)	$(0.14)

FFO	$2,351,869	$1,266,890	$2,397,713	$1,971,334
Less: FFO attributable to noncontrolling interests	(38)	(22)	(43)	(36)
FFO attributable to Company's common shares	$2,351,831	$1,266,868	$2,397,670	$1,971,298
FFO per common share, basic and diluted	$0.17	$0.09	$0.18	$0.15

MFFO - IPA recommended format	$2,352,138	$1,305,890	$2,397,402	$2,125,725
Less: MFFO attributable to noncontrolling interests	(38)	(22)	(43)	(38)
MFFO attributable to Company's common shares	$2,352,100	$1,305,868	$2,397,359	$2,125,687

Weighted average number of common shares outstanding, basic and diluted	13,565,950	13,662,457	13,583,311	13,129,718

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On May 15, 2018, June 15, 2018 and July 16, 2018, the Company paid distributions for the months ended April 30, 2018, May 31, 2018 and June 30, 2018, respectively, totaling $2.0 million. The distributions were paid in cash.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2018
FFO attributable to Company's common shares	$9,507,345
Distributions Paid	$17,148,963

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2018, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2018, we did not have any derivative agreements outstanding.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of June 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$223,366	$52,724,057	$486,092	$26,509,613	$-	$-	$79,943,128

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets) and accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$79,943,128	$78,706,811	$87,603,627	$86,729,748

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of June 30, 2018, approximately $52.3 million, or 65%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.5 million

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions which may affect our ability to obtain or refinance debt in the future. As of June 30, 2018, we had no off-balance sheet arrangements.

We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: August 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

