Form 10-Q
period 2018-09-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2018-11-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of November 1, 2018, there were approximately 13.5 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets

Investment property:
Land and improvements	$22,378,686	$22,363,107
Building and improvements	106,002,481	103,807,990
Furniture and fixtures	17,589,061	16,120,582
Construction in progress	117,636	1,642,275

Gross investment property	146,087,864	143,933,954
Less accumulated depreciation	(13,227,815)	(9,107,322)
Net investment property	132,860,049	134,826,632

Investments in unconsolidated affiliated real estate entities	30,562,312	17,805,991
Cash	10,842,438	45,050,023
Marketable securities, available for sale	5,850,369	-
Restricted cash	1,731,390	1,680,056
Accounts receivable and other assets	3,289,875	2,111,857
Total Assets	$185,136,433	$201,474,559

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,593,514	$2,972,368
Mortgages payable	79,332,891	86,902,784
Due to related parties	150,636	162,918
Distributions payable	666,025	694,333
Total liabilities	83,743,066	90,732,403

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,505,295 and 13,625,769 shares issued and outstanding, respectively	135,053	136,258
Additional paid-in-capital	115,906,888	117,061,644
Accumulated other comprehensive loss	(139,896)	-
Accumulated deficit	(26,600,968)	(18,548,148)
Total Company stockholders' equity	89,301,077	98,649,754

Noncontrolling interests	12,092,290	12,092,402

Total Stockholders' Equity	101,393,367	110,742,156

Total Liabilities and Stockholders' Equity	$185,136,433	$201,474,559

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$9,641,938	9,567,220	$26,595,909	$26,272,336

Expenses:
Property operating expenses	5,547,031	5,323,565	15,924,816	15,343,476
Real estate taxes	416,958	374,030	1,186,885	1,098,429
General and administrative costs	695,435	612,268	2,118,404	1,667,145
Depreciation and amortization	1,422,276	1,326,475	4,179,166	3,978,221

Total operating expenses	8,081,700	7,636,338	23,409,271	22,087,271

Operating income	1,560,238	1,930,882	3,186,638	4,185,065

Loss from investments in unconsolidated affiliated real estate entities	(670,179)	(741,002)	(1,914,788)	(2,066,879)
Other income/(expense), net	169,278	2,183	756,916	(68,117)
Interest expense	(1,197,745)	(1,394,475)	(3,999,401)	(4,124,330)

Net loss	(138,408)	(202,412)	(1,970,635)	(2,074,261)

Less: net (income)/loss attributable to noncontrolling interests	(1)	-	20	22

Net loss applicable to Company's common shares	$(138,409)	$(202,412)	$(1,970,615)	$(2,074,239)

Net loss per Company's common shares, basic and diluted	$(0.01)	$(0.01)	$(0.15)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	13,519,833	13,654,309	13,561,919	13,306,503

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(138,408)	$(202,412)	$(1,970,635)	$(2,074,261)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	27,901	-	(139,898)	-

Other comprehensive income/(loss)	27,901	-	(139,898)	-

Comprehensive loss	(110,507)	(202,412)	(2,110,533)	(2,074,261)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(1)	-	20	22

Comprehensive loss attributable to the Company's common shares	$(110,508)	$(202,412)	$(2,110,513)	$(2,074,239)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$-	$(18,548,148)	$12,092,402	$110,742,156

Net loss	-	-	-	-	(1,970,615)	(20)	(1,970,635)
Other comprehensive loss	-	-	-	(139,896)	-	(2)	(139,898)
Distributions declared	-	-	-	-	(6,082,205)	-	(6,082,205)
Distributions paid to noncontrolling interests	-	-	-	-	-	(90)	(90)
Redemption and cancellation of shares	(120,474)	(1,205)	(1,154,756)	-	-	-	(1,155,961)

BALANCE, September 30, 2018	13,505,295	$135,053	$115,906,888	$(139,896)	$(26,600,968)	$12,092,290	$101,393,367

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,970,635)	$(2,074,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,914,788	2,066,879
Depreciation and amortization	4,179,166	3,978,221
Amortization of deferred financing costs	357,593	339,067
Other non-cash adjustments	49,508	34,586
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,286,200)	(729,920)
Increase in accounts payable and other accrued expenses	561,425	1,202,392
(Decrease)/increase in due to related parties	(12,282)	20,946

Net cash provided by operating activities	3,793,363	4,837,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,094,188)	(1,992,273)
Purchase of marketable securities	(5,990,267)	-
Investment in unconsolidated affiliated real estate entities	(15,001,108)	(20,619,816)
Distributions from unconsolidated affiliated real estate entities	330,000	-

Net cash used in investing activities	(22,755,563)	(22,612,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(7,867,485)	(315,379)
(Payment)/refund of loan fees and expenses	(60,002)	4,400
Proceeds from issuance of common stock	-	18,944,234
Payment of commissions and offering costs	-	(1,851,754)
Distributions to noncontrolling interests	(90)	(90)
Distributions to common stockholders	(6,110,513)	(4,749,947)
Redemption and cancellation of common shares	(1,155,961)	(281,123)

Net cash (used in)/provided by financing activities	(15,194,051)	11,750,341

Net change in cash and restricted cash	(34,156,251)	(6,023,838)
Cash and restricted cash, beginning of year	46,730,079	55,915,948
Cash and restricted cash, end of period	$12,573,828	$49,892,110

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,729,934	$3,776,641
Distributions declared, but not paid	$666,025	$672,881
Value of shares issued from distribution reinvestment program	$-	$1,130,386
Investment property acquired but not paid	$149,212	$-
Holding loss on marketable securities, available for sale	$139,898	$-

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

Lightstone REIT III invested the proceeds received from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of September 30, 2018 in the Operating Partnership’s partner units.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2018, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires amounts that are generally described as restricted cash and to be included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	September 30,
	2018	2017
Cash	$10,842,438	$48,643,755
Restricted cash	1,731,390	1,248,355
Total cash and restricted cash	$12,573,828	$49,892,110

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

In August 2018, the SEC adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We expect that the adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but is not expected to have a material effect on our consolidated financial position or our results of operations, however, the ultimate impact of adopting this standard will depend on the Company’s lease portfolio as of the adoption date.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2018	2017	2018	2017
Room	$9,311,724	$9,278,584	$25,644,693	$25,438,374
Food, beverage and other	330,214	288,636	951,216	833,962

Total revenues	$9,641,938	$9,567,220	$26,595,909	$26,272,336

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2018	December 31, 2017
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,583,182	$17,805,991
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	12,979,130	-

Total investments in unconsolidated affiliated real estate entities			$30,562,312	$17,805,991

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

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the Members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the nine months ended September 30, 2018, the Company made additional capital contributions of $1.7 million to the Cove Joint Venture.

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period January 31, 2017 (date of investment) through September 30, 2017
Revenues	$3,672	$3,523	$10,905	$8,724

Property operating expenses	1,239	1,175	3,660	3,076
General and administrative costs	41	54	136	196
Depreciation and amortization	2,420	2,383	7,214	6,348
Operating loss	(28)	(89)	(105)	(896)
Interest expense and other, net	(2,833)	(2,406)	(8,145)	(6,161)
Net loss	$(2,861)	$(2,495)	$(8,250)	$(7,057)
Company's share of net loss (22.50%)	$(644)	$(561)	$(1,856)	$(1,588)
Adjustment to depreciation and amortization expense (1)	(10)	(180)	(87)	(479)
Company's loss from investment	$(654)	$(741)	$(1,943)	$(2,067)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2018	December 31, 2017

Real estate, at cost (net)	$150,654	$149,727
Cash and restricted cash	1,433	2,538
Other assets	2,304	1,541
Total assets	$154,391	$153,806

Mortgage payable, net	$173,889	$173,534
Other liabilities	3,395	2,830
Members' deficit (1)	(22,893)	(22,558)
Total liabilities and members' deficit	$154,391	$153,806

(1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the Members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.   During the nine months ended September 30, 2018, the Company received distributions from the Hilton Garden Inn Joint Venture aggregating $0.3 million.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended September 30, 2018	For the Period March 27, 2018 through September 30, 2018
Revenues	$2,856	$6,040

Property operating expenses	1,754	3,725
General and administrative costs	13	15
Depreciation and amortization	639	1,274
Operating income	450	1,026
Interest expense	(482)	(970)
Net (loss)/income	$(32)	$56
Company's share of net (loss)/income (50.00%)	$(16)	$28

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
(amounts in thousands)	September 30, 2018

Investment property, net	$59,210
Cash	761
Other assets	909
Total assets	$60,880

Mortgage payable, net	$34,752
Other liabilities	770
Members' capital	25,358
Total liabilities and members' capital	$60,880

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2018
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate Bonds and Preferred Securities	$5,990,267	$-	$(139,898)	$5,850,369

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2018, the Company did not recognize any impairment charges.

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

As of September 30, 2018, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2018.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2018
Due in 1 year	$748,125
Due in 1 year through 5 years	3,166,494
Due in 5 year through 10 years	1,257,000
Due after 10 years	678,750
Total	$5,850,369

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (3.11% as of September 30, 2018).

6.	Mortgage payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate as of September 30, 2018	Maturity Date	Amount Due at Maturity	As of September 30, 2018	As of December 31, 2017

Revolving Credit Facility, secured by seven properties	LIBOR + 3.50%	6.13%	July 2019	$52,159,414	$52,159,414	$59,696,000

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,576,728	27,907,627

Total mortgages payable		5.65%		$78,286,986	$79,736,142	$87,603,627

Less: Deferred financing costs					(403,251)	(700,843)

Total mortgage payable, net					$79,332,891	$86,902,784

On June 19, 2018 the Company made a principal payment of $7.4 million in cash on the non-recourse Revolving Credit Facility and the lender agreed to decrease the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Additionally, the non-recourse Revolving Credit Facility (outstanding principal balance of $52.2 million as of September 30, 2018) matures in July 2019. The Company intends to seek to refinance such existing indebtedness on or before its applicable stated maturity.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$114,152	$52,626,285	$486,092	$26,509,613	$-	$-	$79,736,142

Less: Deferred financing costs							(403,251)

Total principal maturiteis, net							$79,332,891

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.7 million and $1.2 million was held in restricted cash accounts as of September 30, 2018 and December 31, 2017, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition Fees (1)	$-	$-	$300,000	$573,750
Development fees (2)	-	-	51,419	-
Asset Management Fees (general and administrative costs)	447,135	382,022	1,271,867	704,640
Total	$447,135	$382,022	$1,623,286	$1,278,390

(1)	Acquisition fees of $300,000 and $573,750 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

10.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$79,736,142	$78,418,087	$87,603,627	$86,729,748

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

11.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

12.	Distributions

Distribution Payments

On August 15, 2018, September 14, 2018 and October 15, 2018, the Company paid distributions for the months ended July 31, 2018, August 31, 2018 and September 30, 2018, respectively, totaling $2.0 million. The distributions were paid in cash.

Distribution Declaration

On November 13, 2018, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending December 31, 2018. The distributions will be calculated based on shareholders of record each day during the month at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

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

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties and investments, and may affect our ability to continue to pay regular monthly distributions to our shareholders, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate and real estate related investments, other than those referred to in this Form 10-Q.

Portfolio Summary –

Consolidated Properties:

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2018	Revenue per Available Room for the Nine Months Ended September 30, 2018	Average Daily Rate for the Nine Months Ended September 30, 2018

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	32,760	72.3%	$86.22	$119.24

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	39,858	70.3%	$71.01	$100.97

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	23,478	79.7%	$102.38	$128.49

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	25,116	82.1%	$111.08	$135.35

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	34,671	68.4%	$91.65	$134.01

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	34,125	74.1%	$87.08	$117.45

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	37,947	89.3%	$142.33	$159.46

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	22,932	68.5%	$78.74	$114.88

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	21,840	61.1%	$65.94	$107.90

			Total	272,727	74.4%	$94.03	$126.34

Unconsolidated Affiliated Real Estate Entities:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2018	Annualized Revenues based on rents at September 30, 2018	Annualized Revenues per unit at September 30, 2018

The Cove (Multi-Family Complex)(1)	Tiburon, California	1967	281	90%	$14.2 million	$55,720

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2018	Revenue per Available Room for the Nine Months Ended September 30, 2018	Average Daily Rate For the Nine Months Ended September 30, 2018

Hilton Garden Inn - Long Island City(2)	Long Island City, New York	2014	34,404	91%	$163.33	$178.90

(1) - Acquired on January 31, 2017.

(2) - Acquired on March 27, 2018.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2017, except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

Results of Operations

As of September 30, 2018, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms.

Additionally, as of September 30, 2018, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a multi-family residential property located in Tiburon, California which contains 281 rental units and a 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”). The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of the Cove Joint Venture.

All of the Company’s properties are located within the United States.

Comparison of the Three Months Ended September 30, 2018 vs. September 30, 2017

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2018 and 2017 are attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced a slight decrease in the percentage of rooms occupied, and slight increases in both revenue per available room (“RevPAR”) and the average daily rate per room (“ADR”) during the three months ended September 30, 2018 compared to the same period in 2017.

Revenues

Revenues were relatively flat at $9.6 million during both the three months ended September 30, 2018 and 2017.

Property operating expenses

Property operating expenses increased by $0.2 million to $5.5 million during the three months ended September 30, 2018 compared to $5.3 million for the same period in 2017.

Real estate taxes

Real estate taxes were relatively flat at $0.4 million during both the three months ended September 30, 2018 and 2017.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $0.7 million during the three months ended September 30, 2018 compared to $0.6 million for the same period in 2017. The increase is primarily attributable to higher asset management fees resulting from our acquisition of a membership interest in the Hilton Garden Inn Joint Venture (acquired on March 27, 2018).

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.4 million during the three months ended September 30, 2018 compared to $1.3 million for the same period in 2017.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during both the three months ended September 30, 2018 and 2017 was $0.7 million. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense decreased slightly by $0.2 million to $1.2 million during the three months ended September 30, 2018 compared to $1.4 million for the same period in 2017. Interest expense is attributable to financings associated with our hotels.

Other income/(expense), net

Other income/(expense), net increased slightly by $0.2 million to $0.2 million during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily related to an increase of approximately $0.2 million in interest income.

Comparison of the Nine Months Ended September 30, 2018 vs. September 30, 2017

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2018 and 2017 is attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced slight increases in rooms occupied, RevPAR and ADR during the nine months ended September 30, 2018 compared the same period in 2017 that resulted in a slight increase in revenues and a corresponding increase in property operating expenses.

Revenues

Revenues increased slightly by $0.3 million to $26.6 million during the nine months ended September 30, 2018 compared to $26.3 million for the same period in 2017.

Property operating expenses

Property operating expenses increased slightly by $0.6 million to $15.9 million during the nine months ended September 30, 2018 compared to $15.3 million for the same period in 2017.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $1.2 million during the nine months ended September 30, 2018 compared to $1.1 million for the same period in 2017.

General and administrative costs

General and administrative costs increased by $0.4 million to $2.1 million during the nine months ended September 30, 2018 compared to $1.7 million for the same period in 2017. The increase is primarily attributable to higher asset management fees resulting from our acquisition of membership interests in the Cove Joint Venture (acquired on January 31, 2017) and the Hilton Garden Inn Joint Venture (acquired on March 27, 2018) offset slightly by lower acquisition-related costs in the 2018 period.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.2 million to $4.2 million during the nine months ended September 30, 2018 compared to $4.0 million for the same period in 2017.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during nine months ended September 30, 2018 was $1.9 million compared to $2.1 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense decreased slightly to $4.0 million during the nine months ended September 30, 2018 compared to $4.1 million for the same period in 2017. Interest expense is attributable to financings associated with our hotels.

Other income/(expense), net

Other income/(expense), net increased by $0.8 million to $0.8 million during the nine months ended September 30, 2018. The increase was primarily related to the receipt of a payment of $0.5 million from one of our franchisors and an increase of approximately $0.2 million in interest income.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2018, our primary sources of funds were $3.8 million of cash flows from operations.

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

Our future sources of funds will primarily consist of cash flows from our operations. We currently believe that these cash resources will be sufficient to satisfy our cash requirements (primarily operating expenses and our distribution requirements to maintain our status as a REIT) for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2018, our total borrowings were approximately $79.7 million which represented 70% of our net assets.

Our non-recourse Revolving Credit Facility (outstanding principal balance of $52.2 million as of September 30, 2018) matures in July 2019. We intend to seek to refinance such existing indebtedness on or before its applicable stated maturity.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition Fees (1)	$-	$-	$300,000	$573,750
Development fees (2)	-	-	51,419	-
Asset Management Fees (general and administrative costs)	447,135	382,022	1,271,867	704,640
Total	$447,135	$382,022	$1,623,286	$1,278,390

(1)	Acquisition fees of $300,000 and $573,750 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2018	2017

Net cash flows provided by operating activities	$3,793,363	$4,837,910
Cash flows used in investing activities	(22,755,563)	(22,612,089)
Net cash flows (used in)/provided by financing activities	(15,194,051)	11,750,341
Net change in cash and cash equivalents	(34,156,251)	(6,023,838)

Cash and restricted cash, beginning of year	46,730,079	55,915,948
Cash and restricted cash, end of the period	$12,573,828	$49,892,110

Our principal sources of cash flow were derived from proceeds received from operating cash flows provided by our properties. In the future, we expect our properties will provide us with a relatively consistent stream of cash flow to sufficiently fund our operating expenses, any scheduled debt service and any monthly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are expected to be acquisition and development activities, including contributions to our investments in unconsolidated affiliated real estate entities, capital improvements to our properties and scheduled debt service. The principal sources of funding for our operations are currently expected to be available cash on hand, operating cash flows and financings.

Operating activities

The net cash provided by operating activities of $3.8 million during the nine months ended September 30, 2018 consisted of our net loss of $2.0 million and net changes in operating assets and liabilities of $0.7 million offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $6.5 million.

Investing activities

The net cash used in investing activities of $22.8 million during the nine months ended September 30, 2018 primarily consisted of approximately $15.0 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture and additional capital contributions to the Cove Joint Venture, the purchase of $6.0 million of marketable securities and capital expenditures of $2.1 million offset by a distribution received from the Hilton Garden Inn Joint Venture of $0.3 million.

Financing activities

The net cash used in financing activities of $15.2 million during the nine months ended September 30, 2018 consisted of the payment of cash distributions of $6.1 million to our common stockholders, $7.9 million in payments on our mortgages payable and redemptions and cancellation of common stock of $1.2 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2017 we repurchased 81,828 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.60 per share. For the nine months ended September 30, 2018, 120,474 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and available cash.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of September 30, 2018.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$114,152	$52,626,285	$486,092	$26,509,613	$-	$-	$79,736,142
Interest payments	1,088,178	3,174,892	1,287,576	1,051,196	-	-	6,601,842
Total	$1,202,330	$55,801,177	$1,773,668	$27,560,809	$-	$-	$86,337,984

Our non-recourse Revolving Credit Facility (outstanding principal balance of $52.2 million as of September 30, 2018) matures in July 2019. We intend to seek to refinance such existing indebtedness on or before its stated maturity.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(138,408)	$(202,412)	$(1,970,635)	$(2,074,261)
FFO adjustments:
Depreciation and amortization of real estate assets	1,422,276	1,326,475	4,179,166	3,978,221
Adjustments to equity earnings from unconsolidated affiliated real estate entity	873,900	715,911	2,346,950	1,907,348
FFO	2,157,768	1,839,974	4,555,481	3,811,308
MFFO adjustments:

Acquisition and other transaction related costs expensed	(191)	10,804	(502)	165,195
MFFO	2,157,577	1,850,778	4,554,979	3,976,503
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$2,157,577	$1,850,778	$4,554,979	$3,976,503

Net loss	$(138,408)	$(202,412)	$(1,970,635)	$(2,074,261)
Less: net (income)/loss attributable to noncontrolling interests	(1)	-	20	22
Net loss applicable to Company's common shares	$(138,409)	$(202,412)	$(1,970,615)	$(2,074,239)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.15)	$(0.16)

FFO	$2,157,768	$1,839,974	$4,555,481	$3,811,308
Less: FFO attributable to noncontrolling interests	(35)	(30)	(78)	(66)
FFO attributable to Company's common shares	$2,157,733	$1,839,944	$4,555,403	$3,811,242
FFO per common share, basic and diluted	$0.16	$0.13	$0.34	$0.29

MFFO - IPA recommended format	$2,157,577	$1,850,778	$4,554,979	$3,976,503
Less: MFFO attributable to noncontrolling interests	(35)	(30)	(78)	(68)
MFFO attributable to Company's common shares	$2,157,542	$1,850,748	$4,554,901	$3,976,435

Weighted average number of common shares outstanding, basic and diluted	13,519,833	13,654,309	13,561,919	13,306,503

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On August 15, 2018, September 14, 2018 and October 15, 2018, the Company paid distributions for the months ended July 31, 2018, August 31, 2018 and September 30, 2018, respectively, totaling $2.0 million. The distributions were paid in cash.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2018
FFO attributable to Company's common shares	$11,665,078
Distributions Paid	$19,194,150

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2018, we did not have any derivative agreements outstanding.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of September 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$114,152	$52,626,285	$486,092	$26,509,613	$-	$-	$79,736,142

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable (included in prepaid expenses and other assets) and accounts payable and accrued expenses approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$79,736,142	$78,418,087	$87,603,627	$86,729,748

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of September 30, 2018, approximately $52.2 million, or 65%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.5 million

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions which may affect our ability to obtain or refinance debt in the future. As of September 30, 2018, we had no off-balance sheet arrangements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: November 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

