Form 10-K
period 2018-12-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2019-04-01
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

There is no established market for the Registrant’s common shares. As of June 30, 2018, the last business day of the most recently completed second quarter, there were 13.6 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 19, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2018. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2019, there were approximately 13.1 million shares of common stock held by non-affiliates of the registrant.

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

PART I.

ITEM 1. BUSINESS:

Organization and Offering

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2015.

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

We have and will continue to seek to acquire a diverse portfolio of real estate assets and real estate-related investments, including hotels, other commercial and/or residential properties, primarily located in the United States. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate. Although we expect that most of our investments will be of these types, we may make other investments. In fact, we may invest in whatever types of real estate-related investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2018, we majority owned and consolidated the operating results and financial condition of nine limited service hotels containing a total of 999 rooms. Additionally, we held a 22.5% membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) and a 50.0% joint venture ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), both of which we account for under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as our sponsor (the ‘‘Sponsor’’) during our public offering which terminated on March 31, 2017. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which has subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

We do not have employees. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. Under the terms of the advisory agreement, the Advisor also undertakes to use its reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014.

Orchard Securities, LLC (the ‘‘Dealer Manager’’) served as the dealer manager of the Offering through its termination on March 31, 2017.

As of December 31, 2018, the Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000, or $10.00 per share.

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

On April 21, 2017, our Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, our stockholders had an option to elect the receipt of shares of our common stock in lieu of cash distributions under the Company’s DRIP. As a result, all subsequent distributions have been in the form of cash. Through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.3 million shares of common stock under the DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

The Company invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2018 in the Operating Partnership’s common units.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to the eighth anniversary (March 31, 2025) of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

 Noncontrolling Interest – Partners of the Operating Partnership

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner purchased an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million from the Operating Partnership. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

Operations - Operating Partnership Activity

Our Operating Partnership commenced its operations on December 11, 2014. Since then we have and will continue to seek to primarily acquire and operate hospitality properties and to a lesser extent, other commercial and residential properties principally in North America through our Operating Partnership. Our commercial holdings may consist of full-service or select-service hotels, including extended-stay hotels and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. All such properties may be acquired and operated by us alone or jointly with another party. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly.

The following summarizes our completed acquisitions through December 31, 2018:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

•	On March 10, 2016 we acquired an 86-room select service Hampton Inn Hotel (the “Hampton Inn – Lansing”) located in Lansing, Michigan;

•	On March 23, 2016 we acquired a 92-room select service Courtyard by Marriott Hotel (the “Courtyard - Warwick”) located in Warwick, Rhode Island;

•	On May 2, 2016 we acquired a 127-room select service SpringHill Suites by Marriott Hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin;

•	On August 2, 2016 we acquired a portfolio of two select service Home2 Suites by Hilton Hotels, a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”);

•	On September 13, 2016 we acquired an 84-room select service Fairfield Inn & Suites by Marriott Hotel (the “Fairfield Inn – Austin”) located in Austin, Texas; and

•	On October 7, 2016 we acquired an 80-room select service Staybridge Suites Hotel (the “Staybridge Suites – Austin”) located in Austin, Texas.

•	On January 31, 2017 we along with LSG Cove LLC, an affiliate of our Sponsor, our Sponsor’s other public program, Lightstone Real Estate Income Trust Inc. (“Lightstone IV”) and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, acquired the membership interests in the Cove Joint Venture from an unrelated third party. We, LSG Cove LLC, Lightstone IV and Maximus have 22.5%, 45.0%, 22.5% and 10.0% membership interests in the Cove Joint Venture, respectively. The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres, located in Tiburon, California.

•	On, March 27, 2018 we acquired a 50.0% membership interest in the Hilton Garden Inn Joint Venture, a joint venture between us and our Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc (“Lightstone II”). Lightstone II also acquired a 50.0% membership interest in the Hilton Garden Inn Joint Venture. On March 27, 2018, the Hilton Garden Inn Joint Venture acquired a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”).

Related Parties

Our Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities have and/or will receive compensation for services related to the Offering (which was completed on March 31, 2017) and will continue to receive compensation and services for the investment, management and disposition of our assets. These entities have and/or will receive compensation during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering stage were based on percentages of the offering proceeds raised and the compensation levels during the acquisition and operational stages are based the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have and/or intend to continue to primarily acquire commercial properties (including full-service or select-service hotels and extended-stay hotels) and residential real estate assets, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels are associated. We generally intend to hold each acquired property for a period of three to six years although we may hold our properties for differing timelines depending on various factors.

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

Distributions

On January 14, 2015, our Board of Directors authorized and we declared a distribution which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00164383 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00. Our first distribution began to accrue on December 11, 2014 (date of breaking escrow for our offering) through February 28, 2015 (the end of the month following our initial property acquisition) and subsequent distributions have been declared on a monthly basis thereafter. Our first distribution was paid on March 15, 2015 and subsequent distributions have been paid on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month. However, there can be no assurances that our Board of Directors will authorize and we will declare future distributions at any particular level or frequency.

On April 21, 2017, our Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, our stockholders had an option to elect the receipt of shares of our common stock in lieu of cash distributions under the DRIP, however, all future distributions, if any, will be in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.3 million shares of common stock under the DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

Total distributions declared during the years ended December 31, 2018 and 2017 were $8.1 million and $8.0 million.

Distribution Reinvestment and Share Repurchase Programs

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All future distributions, if any, will be in the form of cash.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From inception through December 31, 2017, we repurchased 81,828 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.76 per share. For the year ended December 31, 2018, 174,338 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.65 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Tax Status

We elected to qualify and be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

We engage in certain activities through taxable REIT subsidiaries ("TRSs"). When we purchase a hotel we establish a TRS which enters into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2018 and 2017, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we will not be associated.

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

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our Offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to make distributions to stockholders.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry enables us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we believe we are well positioned within the hospitality industry and any industries in which we operate to potentially offer existing property owners the opportunity to contribute properties to us in tax-deferred transactions using our Operating Partnership units as transactional currency. As a result, we believe we may a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

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

Economic Dependence

We were initially dependent upon the net proceeds received from our Offering to conduct our proposed activities. The capital required to acquire additional future real estate and real estate related investments are expected to be obtained from the proceeds from asset sales and/or from any financings.

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

ITEM 2. PROPERTIES:

				Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year Ended
	Location	Year Built	Date Acquired	Available Rooms	December 31, 2018	December 31, 2018

Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,800	67.7%	$78.84

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	53,290	70.0%	$70.92

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	31,390	76.1%	$97.23

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	33,580	79.2%	$105.74

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	46,355	67.1%	$93.45

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	45,625	68.8%	$80.18

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	50,735	84.4%	$130.20

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	30,660	67.2%	$76.44

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	29,200	62.1%	$65.81

			Total	364,635	71.7%	$89.67

Unconsolidated Affiliated Real Estate Entities:

Multi - Family Residential	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2018	Annualized Revenues based on rents at December 31, 2018	Annualized Revenues per unit at December 31, 2018

The Cove (Multi-Family Complex)(1)	Tiburon, California	1967	281	90.8%	$14.6 million	$51,904

Hospitality			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year Ended	Average Daily Rate for the Year Ended
	Location	Year Built	Available Rooms	December 31, 2018	December 31, 2018	December 31, 2018

Hilton Garden Inn - Long Island City(2)	Long Island City, New York	2014	51,240	91%	$164.19	$180.54

(1) - Acquired on January 31, 2017.

(2) - Acquired on March 27, 2018.

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2019, we had approximately 13.4 million shares of common stock outstanding, held by a total of 3,810 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 19, 2019, our board of directors approved our estimated NAV of approximately $134.5 million and resulting estimated NAV per Share of $10.00, both as of December 31, 2018 and both after the special limited partner’s purchase of subordinated participation interests. From our inception through the termination of our offering on March 31, 2017, the special limited partner made cash purchases of subordinated participation interests totaling $12.1 million. In the calculation of our estimated NAV, an approximately $0.7 million allocation of value was made to the special limited partner’s subordinated participation interests representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2018. Accordingly, the net portion of the NAV attributable to the special limited partner’s cash purchases of subordinated participation interests was approximately $11.4 million as of December 31, 2018.

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

Our estimated NAV per Share as of December 31, 2018 was calculated with the assistance of both our Advisor and Marshall & Stevens Incorporated (‘‘M&S’’), an independent third-party valuation engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the special limited partner’s subordinated participation interests. The Advisor recommended and the board of directors established the estimated NAV per Share as of December 31, 2018 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to the special limited partner’s subordinated participation interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2018 was approved by our board of directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate- related investments.

With respect to our NAV per Share as of December 31, 2018, M&S prepared appraisal reports (the ‘‘Consolidated Appraisal Reports’’, “The Cove Appraisal Report” and the “Hilton Garden Inn – Long Island City Appraisal Report”) and collectively, the “M&S Appraisal Reports”), summarizing key inputs and assumptions, on the 11 properties in which we held ownership interests as of December 31, 2018. M&S also prepared a NAV report (the ‘‘December 2018 NAV Report’’) which estimated the NAV per Share as of December 31, 2018. The December 2018 NAV Report relied upon the M&S Appraisal Reports for the 11 properties in which we held ownership interests and the Advisor’s estimate of the value of our cash and cash equivalents, other assets, mortgage notes payable, due to related parties, other liabilities and allocations of value to limited partner’s subordinated participation interests, to calculate estimated NAV per Share, all as of December 31, 2018.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2018 compared to December 31, 2017.

Dollar and share amounts are presented in thousands, except per share data.
	As of December 31, 2018		As of December 31, 2017
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Assets:
Consolidated Real Estate Properties	$166,260		$161,000
Investment in Unconsolidated Affiliated Real Estate Entities	35,362		18,611
Total real estate assets	201,622	$14.99	179,611	$13.18
Non-Real Estate Assets:
Cash and cash equivalents	9,966		45,050
Other assets	6,655		2,809
Total non-real estate assets	16,621	1.24	47,859	3.51
Total Assets	218,243	16.23	227,470	16.69
Liabilities:
Mortgages payable	(78,693)		(86,730)
Due to related parties	(157)		(163)
Other liabilities	(4,215)		(3,667)
Total liabilities	(83,065)	(6.18)	(90,560)	(6.65)

Allocation of value to Special Limited Partner's Subordinated Participation Interests	(664)	(0.05)	(650)	(0.04)

Adjusted NAV after giving effect to Special Limited Partner's Purchases of Subordinated Participation Interests	$134,514	$10.00	$136,260	$10.00

Shares of Common Stock Outstanding	13,451		13,626

NAV attributable to Special Limited Partner's Cash Purchase of Subordinated Participation Interests	$11,427	$0.85	$11,441	$0.84

NAV without Special Limited Partner's Cash Purchases of Subordinated Participation Interests	$123,087	$9.15	$124,819	$9.16

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2018. M&S’s services included appraising the M&S Appraised Properties and preparing the December 2018 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2018 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our acquisitions. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past year M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor as well as to affiliates of our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and our Advisor relating to their reports, the final appraised values of the M&S Appraised Properties were determined by M&S. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated NAV per Share as of December 31, 2018. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Assets:

We have consolidated and unconsolidated ownership interests in 11 real estate properties (collectively, the ‘‘Real Estate Assets’’). As of December 31, 2018, on a collective basis, we (i) wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms (collectively, the Consolidated Real Estate Properties”), (ii) held a 22.5% membership interest in The Cove Joint Venture, an affiliated real estate entity, which owns a 281-unit luxury waterfront multi-family rental property located in Tiburon, California (“The Cove”) and (iii) held a 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We do not consolidate our ownership interests in The Cove Joint Venture or the Hilton Garden Inn Joint Venture but rather account for them both under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties, which consisted of all of the Real Estate Assets in which we held ownership interests as of December 31, 2018. In preparing the appraisal reports, M&S, among other things:

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

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our consolidated investments in real estate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are accounted for under the equity method of accounting in our consolidated financial statements.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City as of December 31, 2018:

	Consolidated	Unconsolidated
	Real Estate Properties	Real Estate Property
	(9 hospitality properties)	(1 hospitality property)
Weighted-average:
Exit capitalization rate	8.51%	6.00%
Discount rate	9.14%	7.00%
Annual market rent growth rate	3.21%	3.03%
Annual net operating income growth rate	3.78%	13.06%
Holding period (in years)	10.0	10.0

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated value of Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City (our 50% ownership) which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated	Unconsolidated
	Real Estate Properties	Real Estate Property
	(9 hospitality properties)	(1 hospitality property)
Increase of 25 basis points:
Exit capitalization rate	$(2,265)	$(575)
Discount rate	$(2,773)	$(455)
Decrease of 25 basis points:
Exit capitalization rate	$2,388	$628
Discount rate	$2,706	$469

As of December 31, 2018, the aggregate estimated fair value of our interests in the Consolidated Real Estate Properties was approximately $166.3 million and the aggregate cost of our Consolidated Real Estate Properties was approximately $147.1 million, including approximately $9.8 million of capital improvements invested subsequent to acquisition. The estimated fair value of our Consolidated Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through December 31, 2018, results in an estimated overall increase in the real estate value of 13.1%.

As of December 31, 2018, the estimated fair value of our 50.0% ownership interest in the Hilton Garden Inn Joint Venture of approximately $14.4 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $62.3 million less the fair value of the outstanding mortgage indebtedness of $34.2 million plus all other non-real estate assets, net of $0.7 million. The estimated fair value of our 50.0% ownership interest in the Hilton Garden Inn Joint Venture compared to our carrying value of $12.8 million, both as of December 31, 2018, equates to an increase in value of 12.9%.

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

M&S prepared The Cove Appraisal Report, summarizing key inputs and assumptions, using financial information provided by us and our Advisor. From such review, M&S determined a gross fair value of $266.0 million for The Cove, which equates to a capitalization rate of 4.01% for their direct capitalization analysis and a price per unit of $939,046 for their sales comparison analysis.

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated values of The Cove. Assuming all other factors remain unchanged, a 25 basis point increase and decrease in the capitalization rates would result in a total decrease of $16.0 million ($3.6 million for our 22.5% ownership interest) and a total increase of $18.0 million ($4.1 million for our 22.5% ownership interest), respectively, in the value of The Cove as of December 31, 2018.

As of December 31, 2018, the estimated fair value of our 22.5% ownership interest in the Cove Joint Venture of approximately $20.9 million was calculated based on the gross appraised value of The Cove of $266.0 million less the fair value of the outstanding mortgage indebtedness of $174.1 million plus all other non-real estate assets, net of $1.2 million. The estimated fair value of our 22.5% ownership interest in the Cove Joint Venture compared to our carrying value of $17.2 million, both as of December 31, 2018, equates to an increase in value of 21.6%.

Cash and Cash Equivalents: The estimated value of our cash and cash equivalents approximate its carrying value.

Due from/(to) Related Parties: The estimated value of our due from/(to) related parties approximates its carrying value due to its short maturity.

Other Assets: Our other assets consist of tenant accounts receivable, deposits, and prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate properties or financial instruments.

Mortgages Payable: Our mortgages payable include both variable and fixed interest rate debt facilities. The estimated value of our variable rate facility was assumed to approximate its outstanding principal balance because it bears interest at a variable rate. The estimated values for our fixed rate facility was estimated using a discounted cash flow analysis, which used inputs based on the remaining loan term and estimated current market interest rate for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rate for our fixed rate facility was 6.07%.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations of value are made to the special limited partner’s subordinated participation interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. Through December 31, 2018, the special limited partner made cash purchases of subordinated participation interests totaling approximately $12.1 million. In the calculation of our estimated NAV, an approximately $0.7 million allocation of value was made to the special limited partner’s subordinated participation interests representing the amount by which the estimated NAV per Share would have exceeded an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2018. Accordingly, the net portion of the NAV attributable to the special limited partner’s cash purchases of subordinated participation interests was approximately $11.4 million as of December 31, 2018.

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

Share Repurchase Program

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares of common stock back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares of common stock for at least one year prior to offering the shares of common stock for sale to us through the share repurchase program. Subject to certain limitations, we may also redeem shares of common stock upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares of common stock for the required one-year period may offer to sell shares of common stock back to us are as follows:

•	in the case of the death of a stockholder: our NAV per Common Share;

•	the below percentages, except for in the case of the death of a stockholder: our estimated value per Common Share

•	92.5% for stockholders who have continuously held their Common Shares for at least one year;

•	95% for stockholders who have continuously held their Common Shares for at least two years;

•	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

•	100% for stockholders who have continuously held their Common Shares for at least four years.

Pursuant to the terms of our share repurchase program, we may make repurchases, if requested, at least once quarterly provided repurchases do not impair our capital or operations, as discussed further below. Each stockholder whose repurchase request is granted will receive the repurchase amount 30 days after the fiscal quarter in which we grant his, her or its repurchase request. Subject to certain limitations, we may also repurchase Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We may limit the number of Common Shares repurchased pursuant to our share repurchase program as follows: during any 12-month period, we will not repurchase in excess of 5.0% of the weighted average number of Common Shares outstanding during the prior calendar year; provided, however, that Common Shares repurchased in the case of the death of a stockholder will not count against this 5.0% limit.

From inception through December 31, 2017 we repurchased 81,828 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.76 per share. For the year ended December 31, 2018, 174,338 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.65 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

Our Board of Directors, at its sole discretion, has the power to terminate the share repurchase program, change the price per share under the share repurchase program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our Board of Directors to eliminate or reduce the share repurchase program requires the unanimous affirmative vote of the independent directors.

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund distributions with cash proceeds from t borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Total distributions declared during the years ended December 31, 2018 and 2017 were $8.1 million and $8.0 million.

During the year ended December 31, 2018, we paid distributions of $8.1 million, of which $4.9 million, or 60%, was funded from our cash flows provided by operations and $3.2 million, or 40%, was funded from available cash on hand. During the year ended December 31, 2017, we declared distributions of $8.0 million, of which $5.2 million, or 65%, was funded from our cash flows provided by operations, $1.9 million, or 24%, was funded from proceeds from our Offering and $0.9 million, or 11%, was funded from proceeds from common stock issued under the DRIP.

Recent Sales of Unregistered Securities

The description of the sale of Subordinated Participations Interests set forth under “- Use of Public Offering Proceeds” is incorporated herein by reference. The Subordinated Participation Interests were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Public Offering Proceeds

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which were available pursuant to our distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014.

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

On April 21, 2017, the Company’s Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP, however, all subsequent distributions have been in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

As of December 31, 2018, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2014 for $200,000 or $10.00 per share.

We invested the proceeds received from the Offering and our Advisor in our Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2018 in the Operating Partnership’s common units.

In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner purchased an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million from the Operating Partnership. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

We utilized a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs of our Primary Offering.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Selling commissions and dealer manager fees	$12,189
Other offering costs	4,764
Total offering expenses incurred from inception through December 31, 2018	$16,953

Cumulatively, through December 31, 2018, we have used our net offering proceeds of $126.8 million (including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests by the Special Limited Partner), after deducting the offering costs incurred of $17.0 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of financings	$106,104
Cash	8,567
Cash distributions not funded by operations	5,827
Funding of restricted escrows	1,673
Marketable securities	4,215
Other uses (primarily timing of payables)	463

Total uses	$126,849

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

Organization and Offering

Lightstone Value Plus Real Estate Investment Trust III, Inc. (the ‘‘Lightstone REIT III’’) is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”).

Lightstone REIT III primarily has and intends to continue to acquire and operate full-service or select-service hotels, including extended-stay hotels and to a lesser extent other commercial and residential properties, principally in North America. Principally through the Lightstone Value Plus REIT III, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

We have and will continue to seek to acquire a diverse portfolio of real estate assets and real estate-related investments, including hotels, other commercial and/or residential properties, primarily located in the United States. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate. Although we expect that most of our investments will be of these types, we may make other investments. In fact, we may invest in whatever types of real estate-related investments that we believe are in our best interests.

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on July 15, 2014.

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

On April 21, 2017, our Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, our stockholders had an option to elect the receipt of shares of our common stock in lieu of cash distributions under the Company’s DRIP. As a result, all subsequent distributions have been in the form of cash. Through May 15, 2017 (the termination date of the DRIP), we issued approximately 0.3 million shares of common stock under the DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner purchased an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million from the Operating Partnership. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

Acquisitions and Investment Strategy

We have made and intend to continue to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, making cash distributions as necessary to maintain our status as a REIT and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities directly impacts our financial performance.

We will continue to seek to acquire and operate hotels and other commercial real estate assets, residential properties and make other real estate-related investments primarily located in the United States. We may acquire and operate all such properties alone or jointly with another party.

The following summarizes our completed acquisitions and investments from our inception through December 31, 2018:

•	On February 4, 2015 we acquired a 120-room select service Hampton Inn Hotel (the “Hampton Inn – Des Moines”) located in Des Moines, Iowa;

•	On May 15, 2015 we acquired a 146-room select service Courtyard by Marriott Hotel (the “Courtyard - Durham”) located in Durham, North Carolina;

•	On March 10, 2016 we acquired an 86-room select service Hampton Inn Hotel (the “Hampton Inn – Lansing”) located in Lansing, Michigan;

•	On March 23, 2016 we acquired a 92-room select service Courtyard by Marriott Hotel (the “Courtyard - Warwick”) located in Warwick, Rhode Island;

•	On May 2, 2016 we acquired a 127-room select service SpringHill Suites by Marriott Hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin;

•	On August 2, 2016 we acquired a portfolio of two select service Home2 Suites by Hilton Hotels, a 139-room select service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and a 125-room select service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake” and collectively the “Home2 Suites Hotel Portfolio”);

•	On September 13, 2016 we acquired an 84-room select service Fairfield Inn & Suites by Marriott Hotel (the “Fairfield Inn – Austin”) located in Austin, Texas; and

•	On October 7, 2016 we acquired an 80-room select service Staybridge Suites Hotel (the “Staybridge Suites– Austin”) located in Austin, Texas.

•	On January 31, 2017 we along with LSG Cove LLC, an affiliate of our Sponsor, our Sponsor’s other public program, Lightstone Real Estate Income Trust Inc. (“Lightstone IV”) and Maximus Cove Investor LLC (“Maximus”), an unrelated third party acquired the membership interests in RP Maximus Cove L.L.C. (the “Cove Joint Venture”) from an unrelated third party. We, LSG Cove LLC, Lightstone IV and Maximus have 22.5%, 45.0%, 22.5% and 10.0% membership interests in the Cove Joint Venture, respectively. The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres, located in Tiburon, California.

•	On, March 27, 2018 we acquired a 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), a joint venture between us and our Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc (“Lightstone II”). Lightstone II also acquired a 50.0% membership interest in the Hilton Garden Inn Joint Venture. On March 27, 2018, the Hilton Garden Inn Joint Venture acquired a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”).

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

Investments in Real Estate

Accounting for Asset Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. As final information regarding relative fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Accounting for Real Estate Acquisitions

 Upon the acquisition of real estate operating properties that meet the definition of a business, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the fair value to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to the acquisition of real estate operating properties that meet the definition of a business are expensed as incurred within general and administrative costs within the consolidated statements of operations.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets will be depreciated or amortized, are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets may be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment on an annual basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

Investments in Unconsolidated Entities.

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity or cost method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income or loss and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities. If an investment qualifies for the cost method of accounting, our investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as interest or dividend income.

On a quarterly basis, we assess whether the value of our investments in unconsolidated entities have been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

On a quarterly basis, we assess whether the value of our investments in unconsolidated entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Revenue Recognition

Our revenues are comprised primarily of revenues from the operations of hotels.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company's contractual performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contractual performance obligations have been fulfilled.

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contractual liabilities are not significant.

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

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

We engage in certain activities through taxable REIT subsidiaries TRSs. When we purchase a hotel we establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2018 and 2017, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Results of Operations

Comparison of the year ended December 31, 2018 vs. December 31, 2017

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the year ended December 31, 2018 and 2017 is attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced slight decreases in rooms occupied and RevPAR and a slight increase in ADR during the year ended December 31, 2018 compared the same period in 2017 that resulted in flat revenues and a slight increase in property operating expenses.

Revenues

Revenues were $34.0 million for both the year ended December 31, 2018 and 2017.

Property operating expenses

Property operating expenses increased slightly by $0.5 million to $20.9 million during the year ended December 31, 2018 compared to $20.4 million for the same period in 2017.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $1.6 million during the year ended December 31, 2018 compared to $1.5 million for the same period in 2017.

General and administrative costs

General and administrative costs increased by $0.6 million to $3.0 million during the year ended December 31, 2018 compared to $2.4 million for the same period in 2017. The increase is primarily attributable to higher asset management fees resulting from our acquisition of membership interests in the Cove Joint Venture (acquired on January 31, 2017) and the Hilton Garden Inn Joint Venture (acquired on March 27, 2018).

Depreciation and amortization

Depreciation and amortization increased slightly by $0.3 million to $5.6 million during the year ended December 31, 2018 compared to $5.3 million for the same period in 2017.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during year ended December 31, 2018 was $2.7 million compared to $2.8 million for the same period in 2017. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense decreased to $5.2 million during the year ended December 31, 2018 compared to $5.6 million for the same period in 2017. Interest expense is attributable to financings associated with our hotels and reflects changes in interest rates and amounts outstanding during the applicable periods.

Other income/(expense), net

Other income/(expense), net increased by $0.9 million to $0.8 million during year ended December 31, 2018. The increase was primarily related to the receipt of a payment of $0.5 million from one of our franchisors and an increase of approximately $0.3 million in investment income.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, declared by our Board of Directors. For the year ended December 31, 2018, our primary sources of funds were $4.9 million of cash flows from operations.

Our future sources of funds are expected to primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings. (iii) distributions from our unconsolidated affiliated investments, (iv) proceeds from the sale of our operating properties, if any and/or marketable securities and (v) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $79.6 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2018, our total borrowings were $79.6 million which represented 72% of our net assets.

Our $60.0 million non-recourse revolving credit facility (the “Revolving Credit Facility”) (outstanding principal balance of $52.2 million as of December 31, 2018) matures in July 2019. We currently expect to obtain an extension of such existing indebtedness from the bank. If we are unable to obtain an extension from the bank, we will seek to refinance such existing indebtedness on or before its applicable stated maturity.

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

In connection with the Offering, selling commissions and dealer manager fees were paid to the Dealer Manager pursuant to various agreements that were terminated in connection with the termination of the Offering on March 31, 2017. These selling commissions and dealer manager fees and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Organizational costs were expensed as general and administrative costs. During the three months ended March 31, 2017 (the termination date of the Offering), we incurred approximately $1.8 million of selling commissions and deal manager fees and less than $0.1 million of other offering costs. We did not incur any of these costs subsequent to the termination of the Offering.

From our inception through March 31, 2017 (the termination date of the Offering), we incurred approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million of other offering costs in connection with the public offering of shares of our common stock.

Our principal sources of cash flow have been derived from operating cash flows. In the future, we believe our cash available on hand together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our anticipated operating expenses, capital contributions, redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity and selective dispositions of properties, if any, and/or financings to fund future investment activities.

During our acquisition and development stage, payments include asset acquisition fees and financing coordination fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we pay our Advisor an asset management fee or asset management participation or construction management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Upon the liquidation of assets, we may pay our Advisor or its affiliates a real estate disposition commission. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. Amounts we owe to the Advisor and its affiliated entities were principally for asset management fees, are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2018	2017
Acquisition fee (1)	$300,000	$573,750
Asset management fees (general and administrative costs)	1,720,454	1,087,586
Development fee (2)	51,419	29,116
Total	$2,071,873	$1,690,452

(1)	Acquisition fees of $300,000 during 2018 and $573,750 during 2017 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Cash flows provided by operating activities	$4,904,896	$5,223,773
Cash flows used in investing activities	(22,145,972)	(23,836,638)
Cash flows (used in)/provided by financing activities	(17,850,322)	9,426,996
Net change in cash and restricted cash	(35,091,398)	(9,185,869)
Cash and restricted cash, beginning of year	46,730,079	55,915,948
Cash and restricted cash, end of year	$11,638,681	$46,730,079

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

Operating activities

The net cash provided by operating activities of $4.9 million during the year ended December 31, 2018 consisted of our net loss of $4.3 million adjusted for depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $8.9 million and net changes in operating assets and liabilities of $0.3 million.

Investing activities

The cash used in investing activities of $22.1 million during the year ended December 31, 2018 primarily consisted of approximately $15.4 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture and additional capital contributions to the Cove Joint Venture, the net purchase of $4.2 million of marketable securities and capital expenditures of $3.1 million offset by a distribution received from the Hilton Garden Inn Joint Venture of $0.6 million.

Financing activities

The net cash used in financing activities of $17.9 million during the year ended December 31, 2018 consisted of the payment of cash distributions of $8.1 million to our common stockholders, $8.0 million in payments on our mortgages payable and redemptions and cancellation of common stock of $1.7 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From inception through December 31, 2017 we repurchased 81,828 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.76 per share. For the year ended December 31, 2018, 174,338 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.65 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

On April 21, 2017, the Board of Directors approved the termination of our DRIP effective May 15, 2017. All subsequent distributions, if any, will be in the form of cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2018.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$52,626,284	$486,092	$26,509,613	$-	$-	$-	$79,621,989
Interest payments	3,260,534	1,287,576	1,051,196	-	-	-	5,599,306
Total	$55,886,818	$1,773,668	$27,560,809	$-	$-	$-	$85,221,295

Revolving Credit Facility

On July 13, 2016, we, through certain subsidiaries, entered into the Revolving Credit Facility with a bank. The Revolving Credit Facility initially bore interest at Libor plus 4.95% and provided a line of credit of up to $60.0 million over three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. On June 19, 2018 the Company made a required principal payment of $7.4 million on the Revolving Credit Facility and the lender reduced the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties and also subject to meeting certain financial covenants, including a prescribed minimum debt yield. As of December 31, 2018, the Company has pledged seven of its hotel properties as collateral under the Revolving Credit Facility.

Additionally, the Revolving Credit Facility (outstanding principal balance of $52.2 million as of December 31, 2018) matures in July 2019. The Company currently expects to obtain an extension of such existing indebtedness from the bank. If the Company is unable to obtain an extension from the bank, it will seek to refinance such existing indebtedness on or before its applicable stated maturity.

Debt Compliance

Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of December 31, 2018, we were in compliance with respect to all of our financial debt covenants.

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

	For the Year Ended December 31,
	2018	2017
Net loss	$(4,273,310)	$(4,171,817)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	3,351,307	2,625,903
Depreciation and amortization of real estate assets	5,610,224	5,323,428
Gain on sale of assets	(12,750)	-
FFO	4,675,471	3,777,514
MFFO adjustments:

Acquisition and other transaction related costs expensed	(502)	166,260
Loss on sale of marketable securities	56,458	-
MFFO	4,731,427	3,943,774
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$4,731,427	$3,943,774

Net loss	$(4,273,310)	$(4,171,817)
Less: net (income)/loss attributable to noncontrolling interests	51	50
Net loss applicable to Company's common shares	$(4,273,259)	$(4,171,767)
Net loss per common share, basic and diluted	$(0.32)	$(0.31)

FFO	$4,675,471	$3,777,514
Less: FFO attributable to noncontrolling interests	(84)	(69)
FFO attributable to Company's common shares	$4,675,387	$3,777,445
FFO per common share, basic and diluted	$0.35	$0.28

MFFO - IPA recommended format	$4,731,427	$3,943,774
Less: MFFO attributable to noncontrolling interests	(84)	(71)
MFFO attributable to Company's common shares	$4,731,343	$3,943,703

Weighted average number of common shares outstanding, basic and diluted	13,537,316	13,388,726

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2018

FFO attributable to Company's common shares	$11,785,062
Cumulative distributions declared	$21,894,442

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2018 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2012.

EISNERAMPER LLP
New York, New York
April 1, 2019

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets

Investment property:
Land and improvements	$22,446,179	$22,363,107
Building and improvements	106,017,613	103,807,990
Furniture and fixtures	17,801,356	16,120,582
Construction in progress	792,307	1,642,275
Gross investment property	147,057,455	143,933,954
Less accumulated depreciation	(14,639,315)	(9,107,322)
Net investment property	132,418,140	134,826,632

Investments in unconsolidated affiliated real estate entities	29,983,987	17,805,991
Cash and cash equivalents	9,965,724	45,050,023
Marketable securities, available for sale	3,708,223	-
Restricted cash	1,672,957	1,680,056
Accounts receivable and other assets	2,178,388	2,111,857
Total Assets	$179,927,419	$201,474,559

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,529,293	$2,972,368
Mortgages payable, net	79,336,807	86,902,784
Due to related parties	157,114	162,918
Distributions payable	685,449	694,333
Total liabilities	83,708,663	90,732,403

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,451,431 and 13,625,769 shares issued and outstanding, respectively	134,515	136,258
Additional paid-in-capital	115,380,181	117,061,644
Accumulated other comprehensive loss	(450,285)	-
Accumulated deficit	(30,937,879)	(18,548,148)
Total Company stockholders' equity	84,126,532	98,649,754

Noncontrolling interests	12,092,224	12,092,402

Total Stockholders' Equity	96,218,756	110,742,156

Total Liabilities and Stockholders' Equity	$179,927,419	$201,474,559

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Rental revenues	$33,966,599	$33,996,211

Expenses:
Property operating expenses	20,852,350	20,427,484
Real estate taxes	1,627,650	1,523,036
General and administrative costs	2,962,769	2,385,754
Depreciation and amortization	5,610,224	5,323,428
Total operating expenses	31,052,993	29,659,702

Operating income	2,913,606	4,336,509

Interest expense	(5,224,217)	(5,550,820)
Other income/(expense), net	788,760	(143,681)
Loss from investments in unconsolidated affiliated real estate entities	(2,695,001)	(2,813,825)
Loss on sale of marketable securities	(56,458)	-

Net loss	(4,273,310)	(4,171,817)

Less: net loss attributable to noncontrolling interests	51	50

Net loss applicable to Company's common shares	$(4,273,259)	$(4,171,767)

Net loss per Company's common shares, basic and diluted	$(0.32)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	13,537,316	13,388,726

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2018	2017

Net loss	$(4,273,310)	$(4,171,817)

Other comprehensive loss:

Holding loss on marketable securities	(506,750)	-
Reclassification adjustment for loss included in net income	56,458	-

Other comprehensive loss	(450,292)	-

Comprehensive loss	(4,723,602)	(4,171,817)

Less: Comprehensive loss attributable to noncontrolling interests	58	50

Comprehensive loss attributable to the Company's common shares	$(4,723,544)	$(4,171,767)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Subscription	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Comprehensive Loss	Deficit	Interests	Equity

BALANCE, December 31, 2016	11,656,877	$116,569	$99,309,774	$(105,000)	$-	$(6,345,110)	$12,092,572	$105,068,805

Net loss	-	-	-	-	-	(4,171,767)	(50)	(4,171,817)
Distributions declared	-	-	-	-	-	(8,031,271)	-	(8,031,271)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(120)	(120)
Proceeds from offering	1,897,373	18,974	18,820,260	105,000	-	-	-	18,944,234
Selling commissions and dealer manager fees	-	-	(1,759,714)	-	-	-	-	(1,759,714)
Other offering costs	-	-	17,499	-	-	-	-	17,499
Shares issued from distribution reinvestment program	118,988	1,190	1,129,196	-	-	-	-	1,130,386
Redemption and cancellation of shares	(47,469)	(475)	(455,371)	-	-	-	-	(455,846)

BALANCE, December 31, 2017	13,625,769	136,258	117,061,644	-	-	(18,548,148)	12,092,402	110,742,156

Net loss	-	-	-	-	-	(4,273,259)	(51)	(4,273,310)
Other comprehensive loss	-	-	-	-	(450,285)	-	(7)	(450,292)
Distributions declared	-	-	-	-	-	(8,116,472)	-	(8,116,472)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(120)	(120)
Redemption and cancellation of shares	(174,338)	(1,743)	(1,681,463)	-	-	-	-	(1,683,206)

BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$-	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,273,310)	$(4,171,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,695,001	2,813,825
Depreciation and amortization	5,610,224	5,323,428
Amortization of deferred financing costs	475,663	452,293
Loss on sale of marketable securities	56,458	-
Other non-cash adjustments	45,156	46,509
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable and other assets	(189,919)	398,077
Increase in accounts payable and other accrued expenses	491,427	308,072
(Decrease)/increase in due to related parties	(5,804)	53,386
Net cash provided by operating activities	4,904,896	5,223,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,058,003)	(3,216,822)
Purchase of marketable securities	(6,172,462)	-
Proceeds from sale of marketable securities	1,957,490	-
Investments in unconsolidated affiliated real estate entities	(15,435,497)	(20,619,816)
Distributions from unconsolidated affiliated real estate entities	562,500	-
Net cash used in investing activities	(22,145,972)	(23,836,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(7,981,638)	(424,253)
(Payment)/refund of loan fees and expenses	(60,002)	4,400
Proceeds from issuance of common stock	-	18,944,234
Payment of commissions and offering costs	-	(1,851,754)
Distributions to noncontrolling interests	(120)	(120)
Distributions to common stockholders	(8,125,356)	(6,789,665)
Redemption and cancellation of common shares	(1,683,206)	(455,846)
Net cash (used in)/provided by financing activities	(17,850,322)	9,426,996

Net change in cash, cash equivalents and restricted cash	(35,091,398)	(9,185,869)
Cash, cash equivalents and restricted cash, beginning of year	46,730,079	55,915,948
Cash, cash equivalents and restricted cash, end of period	$11,638,681	$46,730,079

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,814,839	$5,067,446
Distributions declared, but not paid	$685,449	$694,333
Value of shares issued from distribution reinvestment program	$-	$1,130,386
Investment property acquired but not paid	$154,987	$89,492
Holding loss on marketable securities, available for sale	$450,292	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

1. Organization and Offering

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), incorporated in Maryland on October 5, 2012, elected to qualify and be taxed as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

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

The Company has and will continue to seek to acquire a diverse portfolio of real estate assets and real estate-related investments, including hotels, other commercial and/or residential properties, primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate. Although the Company expects that most of its investments will be of these types, it may make other investments. In fact, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

The Company currently has one operating segment. As of December 31, 2018, the Company majority owned and consolidated the operating results and financial condition of nine limited service hotels containing a total of 999 rooms. Additionally, the Company held a 22.5% membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) and a 50.0% joint venture ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), both of which it accounts for under the equity method of accounting.

The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the ‘‘Sponsor’’) during its public offering which terminated on March 31, 2017. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of the The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which has subordinated participation interests in the Operating Partnership (“Subordinated Participation Interests”). Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

The Company does not have any employees that are not also employed by our Sponsor or its affiliates. The Company depends substantially on its Advisor, which generally has responsibility for our day-to-day operations. Under the terms of the advisory agreement, the Advisor also undertakes to use its reasonable best efforts to present to us investment opportunities consistent with the Company’s investment policies and objectives as adopted by our Board of Directors.

The Sponsor has various majority owned and controlled affiliated property managers, which may manage certain of the properties the Company acquires. However, the Company also contracts with other unaffiliated third-party property managers, principally for the management of its hospitality properties.

The Company’s registration statement on Form S-11 (the “Offering”), pursuant to which it offered to sell up to 30.0 million shares of its common stock, par value $0.01 per share (which may be referred to herein as “shares of common stock” or as “Common Shares”) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10.0 million shares of common stock which were available pursuant to our distribution reinvestment program (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective on July 15, 2014 by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The Offering, which terminated on March 31, 2017, raised aggregate gross proceeds of approximately $131.7 million from the sale of approximately 13.4 million shares of common stock (including $2.0 million in Common Shares at a purchase price of $9.00 per Common Share to an entity 100% owned by David Lichtenstein, who also owns a majority interest in the Company’s Sponsor). After including the purchase of an aggregate of $12.1 million of Subordinated Participation Interests in the Operating Partnership by the Special Limited Partner and allowing for the payment of approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $126.8 million.

On April 21, 2017, the Company’s Board of Directors approved the termination of the DRIP effective May 15, 2017. Previously, the Company’s stockholders had an option to elect the receipt of shares of the Company’s common stock in lieu of cash distributions under the Company’s DRIP. As a result, all subsequent distributions have been in the form of cash. In addition, through May 15, 2017 (the termination date of the DRIP), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $3.2 million of additional proceeds under the Offering.

Orchard Securities, LLC (the ‘‘Dealer Manager’’) served as the dealer manager of the Offering through its termination on March 31, 2017.

As of December 31, 2018, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000 or $10.00 per share.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to the eighth anniversary of the termination of its Offering which occurred on March 31, 2017, its charter requires either (a) an amendment to its charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Noncontrolling Interests

Partners of the Operating Partnership

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. A limited partner has the right to convert operating partnership units into cash or, at the Company’s option, an equal number of its common shares, as allowed by the limited partnership agreement.

Lightstone REIT III invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2018 and 2017 in the Operating Partnership’s common units.

Special Limited Partner

In connection with the Company’s Offering, which terminated on March 31, 2017, the Special Limited Partner purchased from the Operating Partnership an aggregate of approximately 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests will entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to stockholders, but only after stockholders have received a stated preferred return. Although the actual amounts are dependent upon results of operations and, therefore, cannot be determined at the present time, distributions to the Special Limited Partner, as holder of the Subordinated Participation Interests, could be substantial.

The Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities have and/or will receive compensation for services related to the Offering (which was completed on March 31, 2017) and will continue to receive compensation and services for the investment, management and disposition of our assets. These entities have and/or will receive compensation during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering stage were based on percentages of the offering proceeds raised and the compensation levels during the acquisition and operational stages are based the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 6 – Related Party Transactions for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2018, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities consist of debt securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Rental Revenues

Revenues consist of amounts derived from hotel operations, including occupied hotel rooms and sales of food, beverage and other ancillary services and are presented on a disaggregated basis below. Revenues are recorded net of any sales or occupancy tax collected from our guests.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company's contractual performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotels. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contractual performance obligations have been fulfilled.

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contractual liabilities are not significant.

The Company notes no significant judgements regarding the recognition of room, food and beverage or other revenues.

	For the Year Ended December 31,
	2018	2017
Revenues
Room	$32,696,125	$32,872,799
Food, beverage and other	1,270,474	1,123,412
Total revenues	$33,966,599	$33,996,211

Accounts Receivable

The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

Investments in Real Estate

Accounting for Asset Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Accounting for Real Estate Acquisitions

Upon the acquisition of real estate operating properties that meet the definition of a business, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to the acquisition of real estate operating properties that meet the definition of a business are expensed as incurred within general and administrative costs within the consolidated statements of operations.

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

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and records an impairment charge when the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

Investments in Unconsolidated Entities

The Company evaluates all investments in other entities for consolidation. The Company considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity or cost method of accounting.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in net income or loss and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated real estate entities.

If an investment qualifies for the cost method of accounting, our investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as interest or dividend income.

On a quarterly basis, the Company assesses whether the value of its investments in unconsolidated entities have been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2015. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"). When the Company purchases a hotel it establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2018 and 2017, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Organization and Offering Costs

Organization costs were expensed as incurred as general and administrative costs.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Offering costs were accounted for as a reduction against additional paid-in capital as costs were incurred and included all the costs incurred in connection with the Offering, which was terminated on March 31, 2017, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with oversight of such Offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

Concentration of Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, due to/from related parties and distributions payable approximate their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$79,621,989	$78,692,677	$87,603,627	$86,729,748

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires amounts that are generally described as restricted cash and to be included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method, which resulted in a decrease of $828,616 in net cash used in investing activities for the year ended December 31, 2017.

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

For the Years Ended December 31, 2018 and 2017

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2018	2017
Cash and cash equivalents	$9,965,724	$45,050,023
Restricted cash	1,672,957	1,680,056
Total cash, cash equivalents and restricted cash	$11,638,681	$46,730,079

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We expect that the adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but is not expected to have a material effect on our consolidated financial position or our results of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2018	December 31, 2017

RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$17,214,909	$17,805,991
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	12,769,078	-
Total investments in unconsolidated affiliated real estate entities			$29,983,987	$17,805,991

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT III COVE LLC along with LSG Cove LLC, an affiliate of the Company’s Sponsor and a related party, REIT IV COVE LLC, a subsidiary of the operating partnership of Lightstone Real Estate Income Trust, Inc., a real estate investment trust also sponsored by the Company’s Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million, which consisted of $80.0 million of cash and $175.0 million of proceeds from a loan from a financial institution. The Cove Joint Venture owns and operates The Cove at Tiburon (the “Cove”), a multi-family complex consisting of 281-units, or 289,690 square feet, contained within 32 apartment buildings over 20.1 acres originally constructed in 1967, located in Tiburon, California.

In connection with the acquisition, the Company paid the Advisor an acquisition fee of approximately $0.6 million, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture is a non-managing interest. The Company has determined that the Cove Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the property management agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its membership interest of 22.5% in the Cove Joint Venture.  During the year ended December 31, 2018, the Company made additional capital contributions of $2.1 million to the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Starting in 2013, the Cove has been undergoing an extensive refurbishment which was substantially completed in 2018. The members have used all of the remaining proceeds from the Loan and also invested additional capital as necessary for the refurbishment. The Guarantor has provided an additional guarantee of up to approximately $13.4 million (the “Refurbishment Guarantee”) to provide any necessary funds to complete the remaining renovations as defined in the Loan. The Members have agreed to reimburse the Guarantor for any balance that may become due under the Refurbishment Guarantee, of which the Company’s share is up to approximately $3.3 million.

The Company has determined that the fair value of both the Loan Guarantee and the Refurbishment Guarantee are immaterial.

The Cove Joint Venture Financial Information

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2018	For the Period January 31, 2017 (date of investment) through December 31, 2017
Revenues	$14,604	$12,291
Property operating expenses	4,995	4,300
General and administrative costs	169	249
Depreciation and amortization	10,211	8,743
Operating loss	(771)	(1,001)
Interest expense and other, net	(11,002)	(8,578)
Net loss	$(11,773)	$(9,579)
Company's share of net loss (22.50%)	$(2,649)	$(2,155)
Adjustment to depreciation and amortization expense (1)	(97)	(659)
Company's loss from investment	$(2,746)	$(2,814)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2018	December 31, 2017

Real estate, at cost (net)	$148,441	$149,727
Cash and restricted cash	2,138	2,538
Other assets	1,810	1,541
Total assets	$152,389	$153,806

Mortgage payable, net	$174,098	$173,534
Other liabilities	2,776	2,830
Members' deficit (1)	(24,485)	(22,558)
Total liabilities and members' deficit	$152,389	$153,806

1.	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT II each have 50.0% joint venture ownership interests in the Hilton Garden Inn Joint Venture.

In connection with the acquisition, the Company paid an acquisition fee of $0.3 million payable to the Advisor, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture, which is a co-managing interest. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the Members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.   During 2018, the Company received distributions from the Hilton Garden Inn Joint Venture aggregating $0.6 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Period March 27, 2018 (date of investment) through December 31, 2018
Revenues	$9,044
Property operating expenses	5,502
General and administrative costs	62
Depreciation and amortization	1,914
Operating income	1,566
Interest expense and other, net	(1,465)
Net income	$101
Company's share of net income (50.00%)	$51

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
(amounts in thousands)	December 31, 2018

Investment property, net	$58,799
Cash	554
Other assets	1,218
Total assets	$60,571

Mortgage payable, net	$34,766
Other liabilities	867
Members' capital	24,938
Total liabilities and members' capital	$60,571

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities	$4,158,515	$-	$(450,292)	$3,708,223

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2018, the Company did not recognize any impairment charges.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

As of December 31, 2018, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2018.

The fair values of the Company’s investments in debt securities are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2018
Due in 1 year	$884,983
Due in 1 year through 5 years	2,238,240
Due in 5 year through 10 years	-
Due after 10 years	585,000
Total	$3,708,223

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

5. Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of December 31, 2018	Maturity Date	Amount Due at Maturity	As of December 31, 2018	As of December 31, 2017
Revolving Credit Facility, secured by seven properties	LIBOR + 3.50%	6.06%	July 2019	$52,159,414	$52,159,414	$59,696,000

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,462,575	27,907,627

Total mortgages payable		5.60%		$78,286,986	79,621,989	87,603,627

Less: Deferred financing costs					(285,182)	(700,843)

Total mortgage payable, net					$79,336,807	$86,902,784

On July 13, 2016, the Company, through certain subsidiaries, entered into a $60.0 million non-recourse revolving credit facility (the “Revolving Credit Facility”), with a bank. The Revolving Credit Facility initially bore interest at Libor plus 4.95% and provided a line of credit over the next three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. On June 19, 2018 the Company made a required principal payment of $7.4 million on the Revolving Credit Facility and the lender reduced the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties and also subject to meeting certain financial covenants, including a prescribed minimum debt yield. As of December 31, 2018, the Company has pledged seven of its hotel properties as collateral under the Revolving Credit Facility.

Additionally, the Revolving Credit Facility (outstanding principal balance of $52.2 million as of December 31, 2018) matures in July 2019. The Company currently expects to obtain an extension of such existing indebtedness from the bank. If the Company is unable to obtain an extension from the bank, it will seek to refinance such existing indebtedness on or before its applicable stated maturity.

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

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2018:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$52,626,284	$486,092	$26,509,613	$-	$-	$-	$79,621,989

Less: Deferred financing costs							(285,182)

Total principal maturiteis, net							$79,336,807

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.7 million and $1.2 million was held in restricted escrow accounts as of December 31, 2018 and 2017, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

6. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2018 and December 31, 2017, the Company had no outstanding shares of preferred stock.

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

All of the common stock offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the restrictions on ownership and transfer of stock contained in the Company’s charter and except as may otherwise be specified in the charter, the holders of Common Shares are entitled to one vote per Common Share on all matters submitted to a stockholder vote, including the election of the Company’s directors. There is no cumulative voting in the election of directors. Therefore, the holders of a majority of outstanding Common Shares can elect the Company’s entire board of directors. Except as the Company’s charter may provide with respect to any series of preferred stock that the Company may issue in the future, the holders of Common Shares will possess exclusive voting power.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Holders of the Company’s Common Shares are entitled to receive such distributions as authorized from time to time by the Company’s board of directors and declared out of legally available funds, subject to any preferential rights of any preferred stock that the Company issues in the future. In any liquidation, each outstanding Common Share entitles its holder to share (based on the percentage of Common Shares held) in the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred stockholders. Holders of Common Shares do not have preemptive rights, which means that there is no automatic option to purchase any new Common Shares that the Company issues, nor do holders of Common Shares have any preference, conversion, exchange, sinking fund or redemption rights. Holders of Common Shares do not have appraisal rights unless the Board of Directors determines that appraisal rights apply, with respect to all or any classes or series of stock, to a particular transaction or all transactions occurring after the date of such determination in connection with which holders of such Common Shares would otherwise be entitled to exercise appraisal rights. Common Shares are nonassessable by the Company upon its receipt of the consideration for which the Board of Directors authorized its issuance.

Distribution Declaration

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

Total distributions declared during the years ended December 31, 2018 and 2017 were $8.1 million and $8.0 million.

Distribution Payments

On November 15, 2018, December 15, 2018 and January 13, 2019, the Company paid distributions for the months ended October 31, 2018, November 30, 2018 and December 31, 2018, respectively, totaling $2.0 million. The distributions were paid in cash.

Distribution Declaration

On March 19, 2019, the Board of Directors authorized and the Company declared a distribution for each month during the three-month period ending June 30, 2019. The distributions will be calculated based on shareholders of record at a rate of $0.00164383 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00 payable on or about the 15th day following each month end to stockholders of record at the close of business on the last day of the prior month.

7. Related Party and Other Transactions

The Company had an agreement with the Dealer Manager for services related to the Offering which was terminated on March 31, 2017. In addition, the Company had or has agreements with the Advisor and its affiliates and the Special Limited Partner pursuant to which is has and/or will pay certain fees and liquidation distributions in exchange for services performed or consideration given by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company paid or may pay to the Dealer Manager, the Advisor and its affiliates, including amounts to reimburse their costs in providing services. The Special Limited Partner made contributions to the Operating Partnership in exchange for Subordinated Participation Interests in the Operating Partnership that may entitle the Special Limited Partner to subordinated distributions as described in the table below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Organization and Offering Expenses	The Company reimbursed the Advisor for all organization and offering expenses in connection with the Offering, other than the selling commissions and dealer manager fee. From the Company’s inception through the March 31, 2017 (the termination date of the Offering), $4.8 of organization and offering expenses were incurred.

Operational Stage

Fees	Amount
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

For the Years Ended December 31, 2018 and 2017

Fees	Amount
Acquisition Expenses

The Company reimburses the Advisor for expenses actually incurred related to selecting or acquiring assets on the Company’s behalf, regardless of whether or not the Company acquires the related assets. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to legal fees and expenses, travel and communications expenses, cost of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses and title insurance premiums, regardless of whether or not the Company acquires the related assets. In no event will the total of all acquisition fees, financing coordination fees and acquisition expenses (including those paid to third parties, as described above) payable with respect to a particular investment be unreasonable or exceed 5% of the contractual purchase price of each property including its pro rata share (direct or indirect) of debt attributable to such property) or 5% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable.

Construction Management Fee

The Company may engage affiliates of the Advisor to provide construction management services for some of its properties. The Company will pay a construction management fee in an amount of up to 5% of the cost of any improvements that the affiliates of the Advisor may undertake. The affiliates of the Advisor may subcontract the performance of their duties to third parties. From the Company’s inception through December 31, 2018, no construction management fees have been incurred.

Fees	Amount
Asset Management Subordinated Participation	Until March 31, 2017, the date on which the Offering ended, and subject to the approval of our Board of Directors, the Company could have paid the Advisor annually an asset management subordinated participation by issuing a number of restricted Class B Units. No annual subordinated performance fees were issued during the Offering.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Fees	Amount
Asset Management Fee

The following description of the asset management fee applies beginning on the date on which the Offering ended, which was March 31, 2017.

The Company pays the Advisor or its assignees a monthly asset management fee equal to one-twelfth (1⁄12) of 0.75% of the Company’s average invested assets. Average invested assets means, for a specified period, the average of the aggregate book value of its assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non- cash reserves, computed by taking the average of such values at the end of each month during such period.

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

In addition, the Company pays the affiliates of the Advisor a separate fee for the one- time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

From the Company’s inception through December 31, 2018, no property management fees or separate fees have been incurred.

Operating Expenses

Beginning 12 months after the commencement of the Offering, the Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under ‘‘— Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period.

Additionally, the Company reimburses the Advisor or its affiliates for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for (a) services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or (b) the salaries and benefits of the named executive officers.

Fees	Amount
Financing Coordination Fee	If the Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, the Company may pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. The Advisor may reallow some of or all this financing coordination fee to reimburse third parties with whom it may subcontract to procure such financing. From the Company’s inception through December 31, 2018, no financing coordination fees have been charged.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Liquidation/Listing Stage

Fees	Amount
Real Estate Disposition Commissions

For substantial services in connection with the sale of a property, the Company will pay to the Advisor or any of its affiliates a real estate disposition commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contractual sales price or a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. The Company’s independent directors will determine whether the Advisor or its affiliates have provided a substantial amount of services to the Company in connection with the sale of a property. A substantial amount of services in connection with the sale of a property includes the preparation by the Advisor or its affiliates of an investment package for the property (including an investment analysis, an asset description and other due diligence information) or such other substantial services performed by the Advisor or its affiliates in connection with a sale. From the Company’s inception through December 31, 2018, no real estate disposition commissions have been incurred.

Annual Subordinated Performance Fee

The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the annual return to holders of Common Shares, payable annually in arrears, such that for any year in which holders of Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, the Advisor will be entitled to 15.0% of the total return in excess of such 6.0% per annum; provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the amount paid to the Advisor will not be paid unless holders of Common Shares receive a return of their respective net investments. This fee will be payable only from realized appreciation in the Company’s assets upon their sale, other disposition or refinancing, which results in the return on stockholders’ respective net investments exceeding 6.0% per annum.

For purposes of the annual subordinated performance fee, “net investment” means $10.00 per Common Share, less a pro rata share of any proceeds received from the sale, other disposition or refinancing of assets.

From the Company’s inception through December 31, 2018, no annual subordinated performance fees have been incurred.

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

For the Years Ended December 31, 2018 and 2017

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

From the Company’s inception through December 31, 2018, no liquidating distributions have been made.

During our Offering, selling commissions and dealer manager fees were paid to the Dealer Manager or soliciting dealers, as applicable, pursuant to various agreements, and other third-party offering costs such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital as costs were incurred. Any organizational costs were accounted for as general and administrative costs. During the three months ended March 31, 2017 (the termination date of the Offering), we incurred approximately $1.8 million of selling commissions and dealer manager fees and less than $0.1 million of other offering costs. We did not incur any of these costs subsequent to the termination of the Offering.

From our inception through March 31, 2017 (the termination date of the Offering), we incurred approximately $12.2 million in selling commissions and dealer manager fees and $4.8 million of other offering costs in connection with the public offering of shares of our common stock.

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1) and Dealer Manager, the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, and are classified as due to related parties on the consolidated balance sheets.

Affiliates of the Company’s Advisor may also perform fee-based construction management services for both its development and redevelopment activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities will be depreciated over the estimated useful life of the associated project.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2018	2017
Acquisition fee (1)	$300,000	$573,750
Asset management fees (general and administrative costs)	1,720,454	1,087,586
Development fee (2)	51,419	29,116
Total	$2,071,873	$1,690,452

(1)	Acquisition fees of $300,000 during 2018 and $573,750 during 2017 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

8. Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party management companies. The management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.   The Management Agreements are for initial terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving sixty days’ notice after the one year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined.  The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2018, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales.  The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2028 and 2034.

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2018, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2019 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	58	Chief Executive Officer and Chairman of the Board of Directors	2019	2014
Edwin J. Glickman	87	Director	2019	2014
George R. Whittemore	69	Director	2019	2014

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

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	58	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	66	President and Chief Operating Officer

Joseph Teichman	45	General Counsel and Secretary

Seth Molod	55	Chief Financial Officer and Treasurer

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

Seth Molod is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone IV and Lightstone V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone IV and Lightstone V. Prior to joining The Lightstone Group in August of 2018, Mr. Molod, 54, served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2018.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2018, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT III Beneficially Owned	Percent of All Common Shares of the Lightstone REIT III

David Lichtenstein (1)	242,222	1.8%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	1.8%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. The Special Limited Partner, which is majority owned by Mr. Lichtenstein, will purchase subordinated participation interests in our operating partnership in exchange for cash or interest in real property.

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

Advisor

We pay our Advisor an acquisition fee equal to 1.0% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property.

Until March 31, 2017, the date on which our Offering ended, and subject to the approval of our board of directors, we could have paid our Advisor annually an asset management subordinated participation by issuing a number of restricted Class B Units. No annual subordinated performance fees were issued during the Offering.

Beginning on March 31, 2017, the date on which our Offering ended, the Advisor is paid an advisor asset management fee of one-twelfth (1/12) of 0.75% of our average invested assets and we will reimburse some expenses of the Advisor relating to asset management.

If our Advisor provides services in connection with the financing of an asset, assumption of a loan in connection with the acquisition of an asset or origination or refinancing of any loan on an asset, we may pay our Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing. No financing coordination fees were charged during the years ended December 31, 2018 and 2017.

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property. No real estate disposition commissions were incurred during the years ended December 31, 2018 and 2017.

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. No annual subordinated performance fees were incurred during the years ended December 31, 2018 and 2017, respectively.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. As of December 31, 2018 and 2017, we owed the Advisor and its affiliated entities an aggregate of $157,114 and $162,918, respectively, which was principally for costs paid on our behalf, and is classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2018	2017
Acquisition fee (1)	$300,000	$573,750
Asset management fees (general and administrative costs)	1,720,454	1,087,586
Development fee (2)	51,419	29,116
Total	$2,071,873	$1,690,452

(1)	Acquisition fees of $300,000 during 2018 and $573,750 during 2017 were capitalized and are reflected in the carrying value of our investments in the Hilton Garden Inn Joint Venture and the Cove Joint Venture, respectively, which are included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Special Limited Partner

In connection with the Company’s Offering, which terminated on March 31, 2017, (Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), purchased from the Operating Partnership an aggregate of approximately 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2018	Year ended December 31, 2017
Audit Fees (a)	$193,725	$197,000
Audit-Related Fees (b)	16,250	55,125
Tax Fees (c)	86,500	82,000

Total Fees	$296,475	$334,125

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust III, Inc.’s audited financial statements as of and for the year ended December 31, 2018.

We have discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 16, “Communication with Audit Committees,” as amended, as adopted by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company currently intends to hold its properties for a period of three to six years from the termination of the Company’s initial public offering, which occurred on March 31, 2017. At a future date, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT or seek stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before March 31, 2025. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2018

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
1.1(1)	Amended and Restated Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust III, Inc. and Orchard Securities, LLC
1.2(6)	Form of Soliciting Dealer Agreement
3.1(2)	Articles of Amendment and Restatement of Lightstone Value Plus Real Estate Investment Trust III, Inc.
3.2(3)	Bylaws of Lightstone Value Plus Real Estate Investment Trust III, Inc.
4.1(4)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2	Distribution Reinvestment Program, included as Appendix C to prospectus
4.4(5)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1 (4)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(6)	Assignment and Assumption Agreement, dated as of January 31, 2017, by and among REIT Cove LLC, REIT IV Cove LLC and REIT III Cove LLC.
10.5 (8)	Amended And Restated Limited Liability Company Operating Agreement Of RP Maximus Cove, L.L.C. By And Among REIT III Cove LLC, REIT IV Cove LLC, LSG Cove LLC And Maximus Cove Investor LLC, dated as of January 31, 2017
10.6 (7)	Dealer Manager Agreement Termination by and between Lightstone Value Plus Real Estate Investment Trust III, Inc. and Orchard Securities, LLC
10.7 (7)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2017.

(2)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.

(3)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.

(4)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.

(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2017.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: April 1, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2019
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	April 1, 2019
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edwin J. Glickman	Director	April 1, 2019
Edwin J. Glickman

/s/ George R. Whittemore	Director	April 1, 2019
George R. Whittemore

