Form 10-Q
period 2019-03-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2019-05-15
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐  No ☑

As of May 1, 2019, there were approximately 13.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Investment property:
Land and improvements	$22,446,179	$22,446,179
Building and improvements	106,394,466	106,017,613
Furniture and fixtures	18,095,053	17,801,356
Construction in progress	1,364,149	792,307

Gross investment property	148,299,847	147,057,455
Less accumulated depreciation	(16,049,551)	(14,639,315)
Net investment property	132,250,296	132,418,140

Investments in unconsolidated affiliated real estate entities	29,089,157	29,983,987
Cash and cash equivalents	6,564,842	9,965,724
Marketable securities, available for sale	2,956,645	3,708,223
Restricted cash	1,979,542	1,672,957
Accounts receivable and other assets	2,614,862	2,178,388
Total Assets	$175,455,344	$179,927,419

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,835,342	$3,529,293
Mortgages payable, net	79,320,793	79,336,807
Due to related parties	308,069	157,114
Distributions payable	682,032	685,449
Total liabilities	84,146,236	83,708,663

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 13,383,997 and 13,451,431 shares issued and outstanding, respectively	133,841	134,515
Additional paid-in-capital	114,724,495	115,380,181
Accumulated other comprehensive loss	(180,449)	(450,285)
Accumulated deficit	(35,460,942)	(30,937,879)
Total Company stockholders' equity	79,216,945	84,126,532

Noncontrolling interests	12,092,163	12,092,224

Total Stockholders' Equity	91,309,108	96,218,756

Total Liabilities and Stockholders' Equity	$175,455,344	$179,927,419

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$7,171,663	$7,586,298

Expenses:
Property operating expenses	4,876,679	4,973,389
Real estate taxes	406,308	373,765
General and administrative costs	753,181	732,338
Depreciation and amortization	1,429,794	1,351,277

Total operating expenses	7,465,962	7,430,769

Operating (loss)/income	(294,299)	155,529

Interest expense	(1,183,261)	(1,447,513)
Loss from investments in unconsolidated affiliated real estate entities	(1,088,750)	(737,328)
Other income, net	23,305	5,037

Net loss	(2,543,005)	(2,024,275)

Less: net loss attributable to noncontrolling interests	35	26

Net loss applicable to Company's common shares	$(2,542,970)	$(2,024,249)

Net loss per Company's common shares, basic and diluted	$(0.19)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	13,396,734	13,600,864

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net loss	$(2,543,005)	$(2,024,275)

Other comprehensive income/(loss):
Holding gain on marketable securities, available for sale	231,480	-
Reclassification adjustment for loss included in net income	38,359	-

Other comprehensive income	269,839	-

Comprehensive loss	(2,273,166)	(2,024,275)

Less: Comprehensive loss attributable to noncontrolling interests	32	26

Comprehensive loss attributable to the Company's common shares	$(2,273,134)	$(2,024,249)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid- In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$-	$(18,548,148)	$12,092,402	$110,742,156

Net loss	-	-	-	-	(2,024,249)	(26)	(2,024,275)
Distributions declared (a)	-	-	-	-	(2,011,206)	-	(2,011,206)
Distributions paid to noncontrolling interests	-	-	-	-	-	(30)	(30)
Redemption and cancellation of shares	(43,793)	(438)	(427,757)	-	-	-	(428,195)

BALANCE, March 31, 2018	13,581,976	$135,820	$116,633,887	$-	$(22,583,603)	$12,092,346	$106,278,450

(a) Distributions per share were $0.15.

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid- In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756

Net loss	-	-	-	-	(2,542,970)	(35)	(2,543,005)
Other comprehensive income	-	-	-	269,836	-	3	269,839
Distributions declared (a)	-	-	-	-	(1,980,093)	-	(1,980,093)
Distributions paid to noncontrolling interests	-	-	-	-	-	(29)	(29)
Redemption and cancellation of shares	(67,434)	(674)	(655,686)	-	-	-	(656,360)

BALANCE, March 31, 2019	13,383,997	$133,841	$114,724,495	$(180,449)	$(35,460,942)	$12,092,163	$91,309,108

(a) Distributions per share were $0.15.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,543,005)	$(2,024,275)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,088,750	737,328
Depreciation and amortization	1,429,794	1,351,277
Amortization of deferred financing costs	103,069	116,455
Other non-cash adjustments	38,494	187
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(456,166)	(548,650)
Increase in accounts payable and other accrued expenses	131,369	422,694
Increase in due to related parties	150,955	351,236

Net cash (used in)/provided by operating activities	(56,740)	406,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,067,711)	(1,068,112)
Purchase of marketable securities	(35,808)	-
Proceeds from sale of marketable securities	1,018,865	-
Investment in unconsolidated affiliated real estate entities	(193,921)	(13,580,237)

Net cash used in investing activities	(278,575)	(14,648,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(119,083)	(113,800)
Payment of loan fees and expenses	-	(60,002)
Distributions to noncontrolling interests	(29)	(30)
Distributions to common stockholders	(1,983,510)	(2,013,437)
Redemption and cancellation of common shares	(656,360)	(428,195)

Net cash used in financing activities	(2,758,982)	(2,615,464)

Net change in cash, cash equivalents and restricted cash	(3,094,297)	(16,857,561)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of period	$8,544,384	$29,872,518

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,100,539	$1,304,187
Distributions declared, but not paid	$682,032	$692,102
Investment property acquired but not paid	$180,456	$354,930
Holding gain on marketable securities, available for sale	$269,839	$-

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$6,564,842	$28,480,784
Restricted cash	1,979,542	1,391,734
Total cash, cash equivalents and restricted cash	$8,544,384	$29,872,518

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

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets.

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

Lightstone REIT III invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held an approximately 99% general partnership interest as of both March 31, 2019 and December 31, 2018 in the Operating Partnership’s common units.

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

The Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities have and/or will receive compensation for services related to the Offering (which was completed on March 31, 2017) and will continue to receive compensation and services for the investment, management and disposition of our assets. These entities have and/or will receive compensation during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering stage were based on percentages of the offering proceeds raised and the compensation levels during the acquisition and operational stages are based the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 7 – Related Party Transactions for additional information.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2018 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
	2019	2018
Revenues
Room	$6,879,092	$7,292,767
Food, beverage and other	292,571	293,531

Total revenues	$7,171,663	$7,586,298

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2019, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued an accounting standards update (“ASU”) that amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. The standard became effective for the Company on January 1, 2019.

The Company elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The Company did not recognize any right-of-use assets or lease liabilities upon adoption of the standard. The Company does not have any material leases such as ground leases or building leases or any material leases with a term greater than one year. From time to time the Company will enter into immaterial leases for miscellaneous office equipment such as copiers.  The resulting right-of-use assets or lease liabilities would be immaterial in the aggregate and are recognized in the period they are incurred as lease expense.

The adoption of this standard did not have a material effect on our consolidated financial position or our results of operations.

New Accounting Pronouncements

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$16,585,211	$17,214,909
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	12,503,946	12,769,078

Total investments in unconsolidated affiliated real estate entities			$29,089,157	$29,983,987

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT III COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT IV COVE LLC, a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California. Prior to entering into The Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Subsequent to the Company’s acquisition through March 31, 2019, the Company has made an aggregate of $2.3 million (including $0.1 million during the three months ended March 31, 2019) of additional capital contributions to the Cove Joint Venture.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) which was initially scheduled to mature on January 31, 2020. The Loan required monthly interest payments through its maturity date.  The Loan bore interest at Libor plus 3.85%. The Loan was collateralized by the Cove and an affiliate of the Company’s Sponsor (the “Guarantor”) had guaranteed the Cove Joint Venture’s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The members had agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share was up to approximately $10.9 million.

On May 8, 2019, the Cove Joint Venture entered into loans aggregating $180.0 million (the “Cove Loans”). The Cove Loans mature in five years and require monthly interest payments through their maturity dates.  The Cove Loans bear interest at a weighted average of LIBOR (with a floor of 2.0%) plus 2.15% and are collateralized by the Cove.  The Cove Joint Venture used the proceeds from the Cove Loans to fully repay the Loan.

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Revenue	$3,693	$3,596

Property operating expenses	1,240	1,228
General and administrative costs	42	48
Depreciation and amortization	2,837	2,396
Operating loss	(426)	(76)

Interest expense and other, net	(2,934)	(2,571)
Net loss	$(3,360)	$(2,647)
Company's share of net loss (22.50%)	$(756)	$(595)
Additional depreciation and amortization expense (1)	(10)	(180)
Company's loss from investment	$(766)	$(775)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2019	December 31, 2018

Real estate, at cost (net)	$146,175	$148,441
Cash and restricted cash	1,632	2,138
Other assets	1,969	1,810
Total assets	$149,776	$152,389

Mortgage payable, net	$174,307	$174,098
Other liabilities	2,559	2,776
Members' deficit (1)	(27,090)	(24,485)
Total liabilities and members' deficit	$149,776	$152,389

1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and one of its Sponsor’s other public programs, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT II each have 50.0% joint venture ownership interests, respectively, in the Hilton Garden Inn Joint Venture.

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

Subsequent to the Company’s acquisition through March 31, 2019, the Company has made an aggregate of $0.7 million (including $0.1 million during the three months ended March 31, 2019) of additional capital contributions to the Hilton Garden Inn Joint Venture.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended March 31, 2019	For the period March 27, 2018 through March 31, 2018

Revenues	$2,008	$169

Property operating expenses	1,505	69
Depreciation and amortization	642	-
Operating (loss)/income	(139)	100
Interest expense	(506)	(24)
Net (loss)/income	$(645)	$76
Company's share of net (loss)/income (50.00%)	$(323)	$38

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

	As of	As of
(amounts in thousands)	March 31, 2019	December 31, 2018

Investment property, net	$58,237	$58,799
Cash	745	554
Other assets	1,136	1,218
Total assets	$60,118	$60,571

Mortgage payable, net	$34,780	$34,766
Other liabilities	930	867
Members' capital	24,408	24,938
Total liabilities and members' capital	$60,118	$60,571

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$3,137,098	$365	$(180,818)	$2,956,645

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$4,158,515	$-	$(450,292)	$3,708,223

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2019, the Company did not recognize any impairment charges.

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

As of March 31, 2019 and December 31, 2018, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2019.

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2019
Due in 1 year	$218,368
Due in 1 year through 5 years	2,149,527
Due in 5 year through 10 years	-
Due after 10 years	588,750
Total	$2,956,645

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2019	Maturity Date	Amount Due at Maturity	As of March 31, 2019	As of December 31, 2018

Revolving Credit Facility, secured by seven properties	LIBOR + 3.50%	5.80%	July 2029	$52,159,414	$52,159,414	$52,159,414

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,343,492	27,462,575

Total mortgages payable		5.43%		$78,286,986	79,502,906	79,621,989

Less: Deferred financing costs					(182,113)	(285,182)

Total mortgages payable, net					$79,320,793	$79,336,807

Revolving Credit Facility

On July 13, 2016, we, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank. The Revolving Credit Facility initially bore interest at Libor plus 4.95% and provided a line of credit of up to $60.0 million over three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. On June 19, 2018 the Company made a required principal payment of $7.4 million on the Revolving Credit Facility and the lender reduced the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties and also subject to meeting certain financial covenants, including a prescribed minimum debt yield. As of March 31, 2019, the Company has pledged seven of its hotel properties as collateral under the Revolving Credit Facility.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The Revolving Credit Facility (outstanding principal balance of $52.2 million as of March 31, 2019) initially matures in July 2019. The Company is currently in negotiations with the existing lender to extend or refinance this indebtedness on or before its initial maturity.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$52,507,201	$486,092	$26,509,613	$-	$-	$-	$79,502,906

Less: Deferred financing costs							(182,113)

Total principal maturiteis, net							$79,320,793

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.0 million and $1.7 million was held in restricted cash accounts as of March 31, 2019 and December 31, 2018, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

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

Due to related parties and other transactions

In addition to certain agreements with the Sponsor (see Note 1), the Company has agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Acquisition fees (1)	$-	$300,000
Development fees (2)	-	51,419
Asset management fees (general and administrative costs)	453,569	386,340

Total	$453,569	$737,759

(1) Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$79,502,906	$78,818,114	$79,621,989	$78,692,677

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

10.	Distributions

Distribution Payments

On February 15, 2019, March 15, 2019 and April 15, 2019, the Company paid distributions for the months ended January 31, 2019, February 28, 2019 and March 31, 2019, respectively, totaling $2.0 million. The distributions were paid in cash.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the United States Securities and Exchange Commission (the “SEC”), contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

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

Overview

Lightstone Value Plus Real Estate Investment Trust III, Inc. (the ‘‘Lightstone REIT III’’) is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a REIT beginning with the taxable year ending December 31, 2015.

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

Our registration statement on Form S-11 (the “Offering”), pursuant to which we are offered to sell up to 30,000,000 shares of our common stock, par value $0.01 per share (which may be referred to herein as ‘‘shares of common stock’’ or as ‘‘Common Shares’’) at an initial price of $10.00 per share, subject to certain volume and other discounts (the “Primary Offering”) (exclusive of 10,000,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share) was declared effective by the SEC under the Securities Act of 1933 on July 15, 2014.

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

We do not have employees. We have entered into an advisory agreement with Lightstone Value Plus REIT III LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf.

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

Portfolio Summary –

Consolidated Properties:

				Year to Date Available	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months Ended	Average Daily Rate for the Three Months Ended
	Location	Year Built	Date Acquired	Rooms	March 31, 2019	March 31, 2019	March 31, 2019

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,800	60.1%	$63.97	$106.40

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	13,140	64.8%	$64.28	$99.18

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	7,740	67.1%	$77.30	$115.24

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	8,280	66.6%	$80.42	$120.82

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	11,430	53.2%	$60.94	$114.57

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	11,250	58.2%	$65.32	$112.16

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	12,510	88.3%	$114.95	$130.14

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	7,560	78.0%	$87.62	$112.35

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	7,200	75.3%	$76.05	$100.93

			Total	89,910	67.5%	$76.51	$113.30

Unconsolidated Affiliated Real Estate Entities:
	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2019	Annualized Revenues based on rents at March 31, 2019	Annualized Revenues per unit at March 31, 2019

The Cove (Multi-Family Complex)(1)	Tiburon, California	1967	281	92%	$14.8 million	$56,918

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2019	Revenue per Available Room for Three Months Ended March 31, 2019	Average Daily Rate For the Months Ended March 31, 2019

Hilton Garden Inn - Long Island City(2)	Long Island City, New York	2014	16,470	84%	$110.71	$131.78

(1) - Acquired on January 31, 2017.

(2) - Acquired on March 27, 2018.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2018, except for as discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of March 31, 2019, on a collective basis, we wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms.

Additionally, as of March 31, 2019, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California and a 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”). The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities.

All of the Company’s properties are located within the United States.

Comparison of the Three Months Ended March 31, 2019 vs. March 31, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2019 and 2018 are attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 69.2% to 67.5% for the 2018 and 2019 periods, respectively, (ii) revenue per available room (“RevPAR”) from $81.11 to $76.51for the 2018 and 2019 periods, respectively, and (iii) the average daily rate per room (“ADR”) from $117.35 to $113.30 for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $0.4 million to $7.2 million during the three months ended March 31, 2019 compared to $7.6 million for the same period in 2018. The decrease is attributable to the lower percentage of rooms occupied, RevPAR and ADR during the 2019 period compared to the 2018 period.

Property operating expenses

Property operating expenses decreased slightly by $0.1 million to $4.9 million during the three months ended March 31, 2019 compared to $5.0 million for the same period in 2018.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.4 million during both the three months ended March 31, 2019 and 2018.

General and administrative expense

General and administrative expense was relatively unchanged at approximately $0.7 million during both the three months ended March 31, 2019 and 2018.

Depreciation and amortization

Depreciation and amortization was relatively unchanged at approximately $1.4 million during both the three months ended March 31, 2019 and 2018.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during three months ended March 31, 2019 was $1.1 million compared to $0.7 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense decreased slightly to $1.2 million during the three months ended March 31, 2019 compared to $1.4 million for the same period in 2018. Interest expense is attributable to financings associated with our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, declared by our Board of Directors. Other than our available cash on hand, our primary sources of funds was approximately $1.0 million of proceeds generated from the sale of our marketable securities during the three months ended March 31, 2019.

Our future sources of funds are expected to primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings (iii) distributions from our unconsolidated affiliated investments, (iv) proceeds from the sale of our operating properties, if any and/or marketable securities and (v) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory reason showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2019, our total borrowings were approximately $79.5 million which represented 75% of our net assets.

In connection with the closing of the Cove Transaction, the Cove Joint Venture simultaneously entered into a $175.0 million loan (the “Loan”) which was initially scheduled to mature on January 31, 2020. The Loan required monthly interest payments through its maturity date.  The Loan bore interest at Libor plus 3.85%. The Loan was collateralized by the Cove and an affiliate of the Company’s Sponsor (the “Guarantor”) had guaranteed the Cove Joint Venture‘s obligation to pay the outstanding balance of the Loan up to approximately $43.8 million (the “Loan Guarantee”). The Members had agreed to reimburse the Guarantor for any balance that may become due under the Loan Guarantee, of which the Company’s share was up to approximately $10.9 million.

On May 8, 2019, the Cove Joint Venture entered into a five year, $180.0 million non-recourse loan (the “Cove Loan”). The Cove Loan requires monthly interest payments through its maturity date.  The Cove Loan bears interest at Libor (with a floor of 2.0%) plus 2.15% and is collateralized by the Cove. The Cove Joint Venture used the proceeds from the Cove Loan to fully repay the Loan.

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

In addition to making investments in accordance with our investment objectives, we have used and expect to continue use our capital resources to make certain payments to our Advisor. Our principal sources of cash flow are derived from operating cash flows. In the future, we believe our cash available on hand together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our anticipated operating expenses, capital contributions, redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity and selective dispositions of properties, if any, and/or financings to fund future investment activities.

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Acquisition fees (1)	$-	$300,000
Development fees (2)	-	51,419
Asset management fees (general and administrative costs)	453,569	386,340

Total	$453,569	$737,759

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2019	2018

Net cash (used in)/provided by operating activities	$(56,740)	$406,252
Net cash used in investing activities	(278,575)	(14,648,349)
Net cash used in financing activities	(2,758,982)	(2,615,464)
Net change in cash, cash equivalents and restricted cash	(3,094,297)	(16,857,561)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of the period	$8,544,384	$29,872,518

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

Operating activities

The net cash used in operating activities of $0.1 million during the three months ended March 31, 2019 consisted of our net loss of $2.5 million and net changes in operating assets and liabilities of $0.2 million offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $2.6 million. The net use of cash in operating activities of $0.1 million during the three months ended March 31, 2019 was principally attributable to seasonality associated with our portfolio of hotels.

Investing activities

The cash used in investing activities of $0.3 million during the three months ended March 31, 2019 primarily consisted of capital expenditures of $1.1 million and approximately $0.2 million of additional capital contributions to the Cove Joint Venture and the Hilton Garden Inn Joint Venture offset by the sale of approximately $1.0 million of marketable securities.

Financing activities

The net cash used in financing activities of $2.8 million during the three months ended March 31, 2019 consisted of the payment of cash distributions of $2.0 million to our common stockholders, $0.1 million in payments on our mortgages payable and redemptions and cancellation of common stock of $0.7 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2018 we repurchased 256,166 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.69 per share. For the three months ended March 31, 2019, 67,434 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.73 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and available cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2019.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$52,507,201	$486,092	$26,509,613	$-	$-	$-	$79,502,906
Interest payments	2,147,649	1,287,576	1,051,196	-	-	-	4,486,421
Total	$54,654,850	$1,773,668	$27,560,809	$-	$-	$-	$83,989,327

Revolving Credit Facility

On July 13, 2016, we, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank. The Revolving Credit Facility initially bore interest at Libor plus 4.95% and provided a line of credit of up to $60.0 million over three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. On June 19, 2018 the Company made a required principal payment of $7.4 million on the Revolving Credit Facility and the lender reduced the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties and also subject to meeting certain financial covenants, including a prescribed minimum debt yield. As of March 31, 2019, the Company has pledged seven of its hotel properties as collateral under the Revolving Credit Facility.

The Revolving Credit Facility (outstanding principal balance of $52.2 million as of March 31, 2019) initially matures in July 2019. The Company is currently in negotiations with the existing lender to either extend or refinance this indebtedness on or before its initial maturity.

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

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.

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

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(2,543,005)	$(2,024,275)
FFO adjustments:
Depreciation and amortization of real estate assets	1,429,794	1,351,277
Adjustments to equity earnings from unconsolidated affiliated real estate entities	969,540	718,842
FFO	(143,671)	45,844
MFFO adjustments:

Loss on sale of marketable securities	38,359	-
Acquisition and other transaction related costs expensed	-	(580)
MFFO	(105,312)	45,264
Straight-line rent(1)	-	-
MFFO - IPA recommended format	$(105,312)	$45,264

Net loss	$(2,543,005)	$(2,024,275)
Less: net loss attributable to noncontrolling interests	35	26
Net loss applicable to Company's common shares	$(2,542,970)	$(2,024,249)
Net loss per common share, basic and diluted	$(0.19)	$(0.15)

FFO	$(143,671)	$45,844
Less: FFO attributable to noncontrolling interests	(1)	(5)
FFO attributable to Company's common shares	$(143,672)	$45,839
FFO per common share, basic and diluted	$(0.01)	$0.00

MFFO - IPA recommended format	$(105,312)	$45,264
Less: MFFO attributable to noncontrolling interests	(2)	(5)
MFFO attributable to Company's common shares	$(105,314)	$45,259

Weighted average number of common shares outstanding, basic and diluted	13,396,734	13,600,864

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distribution Payments

On February 15, 2019, March 15, 2019 and April 15, 2019, the Company paid distributions for the months ended January 31, 2019, February 28, 2019 and March 31, 2019, respectively, totaling $2.0 million. The distributions were paid in cash.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2019
FFO attributable to Company's common shares	$11,641,390
Distributions Paid	$23,192,503

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2019, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 15, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST III, INC.

Date: May 15, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

