Form 10-Q
period 2019-06-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2019-08-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐ No ☑

As of August 10, 2019, there were approximately 13.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Investment property:
Land and improvements	$22,487,919	$22,446,179
Building and improvements	107,658,856	106,017,613
Furniture and fixtures	19,325,498	17,801,356
Construction in progress	70,559	792,307

Gross investment property	149,542,832	147,057,455
Less accumulated depreciation	(17,495,746)	(14,639,315)
Net investment property	132,047,086	132,418,140

Investments in unconsolidated affiliated real estate entities	28,144,798	29,983,987
Cash and cash equivalents	4,450,336	9,965,724
Marketable securities, available for sale	2,939,786	3,708,223
Restricted cash	2,066,020	1,672,957
Accounts receivable and other assets	3,214,686	2,178,388
Total Assets	$172,862,712	$179,927,419

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$4,082,229	$3,529,293
Mortgages payable, net	79,306,725	79,336,807
Due to related parties	773,436	157,114
Distributions payable	659,851	685,449
Total liabilities	84,822,241	83,708,663

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.4 million and 13.5 million shares issued and outstanding, respectively	133,804	134,515
Additional paid-in-capital	114,688,187	115,380,181
Accumulated other comprehensive loss	(198,737)	(450,285)
Accumulated deficit	(38,674,900)	(30,937,879)
Total Company stockholders' equity	75,948,354	84,126,532

Noncontrolling interests	12,092,117	12,092,224

Total Stockholders' Equity	88,040,471	96,218,756

Total Liabilities and Stockholders' Equity	$172,862,712	$179,927,419

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$8,789,508	$9,367,673	$15,961,171	$16,953,971

Expenses:
Property operating expenses	5,359,526	5,404,396	10,236,205	10,377,785
Real estate taxes	406,708	396,162	813,016	769,927
General and administrative costs	706,218	690,631	1,459,399	1,422,969
Depreciation and amortization	1,465,753	1,405,613	2,895,547	2,756,890
Total operating expenses	7,938,205	7,896,802	15,404,167	15,327,571

Operating income	851,303	1,470,871	557,004	1,626,400

Interest expense	(1,238,409)	(1,354,143)	(2,421,670)	(2,801,656)
Loss from investments in unconsolidated affiliated real estate entities	(859,630)	(507,281)	(1,948,380)	(1,244,609)
Other income, net	34,311	582,601	57,616	587,638

Net (loss)/income	(1,212,425)	192,048	(3,755,430)	(1,832,227)

Less: net loss/(income) attributable to noncontrolling interests	15	(5)	50	21

Net (loss)/income applicable to Company's common shares	$(1,212,410)	$192,043	$(3,755,380)	$(1,832,206)

Net (loss)/income per Company's common shares, basic and diluted	$(0.09)	$0.01	$(0.28)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	13,381,201	13,565,950	13,388,924	13,583,311

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss)/income	$(1,212,425)	$192,048	$(3,755,430)	$(1,832,227)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(18,288)	(167,799)	213,192	(167,799)
Reclassification adjustment for loss included in net loss	-	-	38,359	-

Other comprehensive (loss)/income	(18,288)	(167,799)	251,551	(167,799)

Comprehensive (loss)/income	(1,230,713)	24,249	(3,503,879)	(2,000,026)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	15	(5)	50	21

Comprehensive (loss)/income attributable to the Company's common shares	$(1,230,698)	$24,244	$(3,503,829)	$(2,000,005)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$-	$(18,548,148)	$12,092,402	$110,742,156

Net loss	-	-	-	-	(1,832,206)	(21)	(1,832,227)
Other comprehensive loss	-	-	-	(167,799)	-	-	(167,799)
Distributions declared (a)	-	-	-	-	(4,039,524)	-	(4,039,524)
Distributions paid to noncontrolling interests	-	-	-	-	-	(60)	(60)
Redemption and cancellation of shares	(69,645)	(697)	(675,787)	-	-	-	(676,484)

BALANCE, June 30, 2018	13,556,124	$135,561	$116,385,857	$(167,799)	$(24,419,878)	$12,092,321	$104,026,062

(a) Distributions per share were $0.30.

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, March 31, 2018	13,581,976	$135,820	$116,633,887	$-	$(22,583,603)	$12,092,346	$106,278,450

Net income	-	-	-	-	192,043	5	192,048
Other comprehensive loss	-	-	-	(167,799)	-	-	(167,799)
Distributions declared (a)	-	-	-	-	(2,028,318)	-	(2,028,318)
Distributions paid to noncontrolling interests	-	-	-	-	-	(30)	(30)
Redemption and cancellation of shares	(25,852)	(259)	(248,030)	-	-	-	(248,289)

BALANCE, June 30, 2018	13,556,124	$135,561	$116,385,857	$(167,799)	$(24,419,878)	$12,092,321	$104,026,062

(a) Distributions per share were $0.15.

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756

Net loss	-	-	-	-	(3,755,380)	(50)	(3,755,430)
Other comprehensive income	-	-	-	251,548	-	3	251,551
Distributions declared (a)	-	-	-	-	(3,981,641)	-	(3,981,641)
Distributions paid to noncontrolling interests	-	-	-	-	-	(60)	(60)
Redemption and cancellation of shares	(71,069)	(711)	(691,994)	-	-	-	(692,705)

BALANCE, June 30, 2019	13,380,362	$133,804	$114,688,187	$(198,737)	$(38,674,900)	$12,092,117	$88,040,471

(a) Distributions per share were $0.30.

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, March 31, 2019	13,383,997	$133,841	$114,724,495	$(180,449)	$(35,460,942)	$12,092,163	$91,309,108

Net loss	-	-	-	-	(1,212,410)	(15)	(1,212,425)
Other comprehensive loss	-	-	-	(18,288)	-		(18,288)
Distributions declared (a)	-	-	-	-	(2,001,548)	-	(2,001,548)
Distributions paid to noncontrolling interests	-	-	-	-	-	(31)	(31)
Redemption and cancellation of shares	(3,635)	(37)	(36,308)	-	-	-	(36,345)

BALANCE, June 30, 2019	13,380,362	$133,804	$114,688,187	$(198,737)	$(38,674,900)	$12,092,117	$88,040,471

(a) Distributions per share were $0.15.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,755,430)	$(1,832,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,948,380	1,244,609
Depreciation and amortization	2,895,547	2,756,890
Amortization of deferred financing costs	202,352	239,523
Other non-cash adjustments	53,152	7,544
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,090,206)	(1,241,395)
Increase in accounts payable and other accrued expenses	392,303	535,688
Increase in due to related parties	616,322	39,227

Net cash provided by operating activities	1,262,420	1,749,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,324,744)	(1,819,098)
Purchase of marketable securities	(37,236)	(5,990,267)
Proceeds from sale of marketable securities	1,018,865	-
Investment in unconsolidated affiliated real estate entities	(246,692)	(14,266,607)
Distributions from unconsolidated affiliated real estate entities	137,500	-

Net cash used in investing activities	(1,452,307)	(22,075,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(232,434)	(7,660,499)
Payment of loan fees and expenses	-	(60,002)
Distributions to noncontrolling interests	(60)	(60)
Distributions to common stockholders	(4,007,239)	(4,065,326)
Redemption and cancellation of common shares	(692,705)	(676,484)

Net cash used in financing activities	(4,932,438)	(12,462,371)

Net change in cash, cash equivalents and restricted cash	(5,122,325)	(32,788,484)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of period	$6,516,356	$13,941,595

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,239,665	$2,734,942
Distributions declared, but not paid	$659,851	$668,532
Investment property acquired but not paid	$160,633	$153,447
Holding gain on marketable securities, available for sale	$251,551	$167,799

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$4,450,336	$12,481,860
Restricted cash	2,066,020	1,459,735
Total cash, cash equivalents and restricted cash	$6,516,356	$13,941,595

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2019, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000 or $10.00 per share.

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

Lightstone REIT III invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held an approximately 99% general partnership interest as of both June 30, 2019 and December 31, 2018 in the Operating Partnership’s common units.

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

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Room	$8,387,461	$9,040,202	$15,266,553	$16,332,969
Food, beverage and other	402,047	327,471	694,618	621,002
Total revenues	$8,789,508	$9,367,673	$15,961,171	$16,953,971

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2019, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued an accounting standards update (“ASU”) that amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. The standard became effective for the Company on January 1, 2019.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$15,680,402	$17,214,909
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	12,464,396	12,769,078

Total investments in unconsolidated affiliated real estate entities			$28,144,798	$29,983,987

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

Subsequent to the Company’s acquisition through June 30, 2019, the Company has made an aggregate of $2.3 million (including $0.1 million during the six months ended June 30, 2019) of additional capital contributions to the Cove Joint Venture.

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

On May 8, 2019, the Cove Joint Venture entered into loans aggregating $180.0 million (the “Cove Loans”). The Cove Loans mature in five years and require monthly interest payments through their maturity dates.  The Cove Loans bear interest at a weighted average of LIBOR (with a floor of 2.0%) plus 2.15% and are collateralized by the Cove.  The Cove Joint Venture used the proceeds from the Cove Loans to fully repay the Loan. In connection with the refinancing, the Cove Joint Venture incurred a loss on the early extinguishment of debt of approximately $1.5 million during the second quarter of 2019, of which the Company’s proportionate share was approximately $0.3 million.

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

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Revenue	$3,992	$3,637	$7,685	$7,233
Property operating expenses	1,237	1,193	2,477	2,421
General and administrative costs	24	47	66	95
Depreciation and amortization	2,899	2,398	5,736	4,794
Operating loss	(168)	(1)	(594)	(77)
Loss on debt extinguishment	(1,526)	-	(1,526)	-
Interest expense and other, net	(2,517)	(2,741)	(5,451)	(5,311)
Net loss	$(4,211)	$(2,742)	$(7,571)	$(5,388)
Company's share of net loss (22.50%)	$(947)	$(617)	$(1,703)	$(1,213)
Additional depreciation and amortization expense (1)	(10)	103	(20)	(76)
Company's loss from investment	$(957)	$(514)	$(1,723)	$(1,289)

The following table represents the unaudited condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2019	December 31, 2018

Real estate, at cost (net)	$143,512	$148,441
Cash and restricted cash	3,335	2,138
Other assets	1,274	1,810
Total assets	$148,121	$152,389

Mortgage payable, net	$178,161	$174,098
Other liabilities	1,176	2,776
Members' deficit (1)	(31,216)	(24,485)
Total liabilities and members' deficit	$148,121	$152,389

1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the CoveJoint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture. During the six months ended June 30, 2019, the Company received distributions from the Hilton Garden Inn Joint Venture aggregating $0.1 million.

Subsequent to the Company’s acquisition through June 30, 2019, the Company has made an aggregate of $0.7 million (including $0.1 million during the six months ended June 30, 2019) of additional capital contributions to the Hilton Garden Inn Joint Venture.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Revenues	$3,086	$3,015	$5,094	$3,185
Property operating expenses	1,765	1,902	3,270	1,971
General and administrative costs	(22)	2	(22)	2
Depreciation and amortization	627	635	1,269	635
Operating income	716	476	577	577
Interest expense	(520)	(463)	(1,026)	(488)
Net (loss)/income	$196	$13	$(449)	$89
Company's share of net (loss)/income (50.00%)	$98	$7	$(225)	$45

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2019	December 31, 2018

Investment property, net	$57,716	$58,799
Cash	927	554
Other assets	1,524	1,218
Total assets	$60,167	$60,571

Mortgage payable, net	$34,793	$34,766
Other liabilities	1,045	867
Members' capital	24,329	24,938
Total liabilities and members' capital	$60,167	$60,571

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$3,138,526	$5,079	$(203,819)	$2,939,786

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$4,158,515	$-	$(450,292)	$3,708,223

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. As of June 30, 2019, the Company did not recognize any impairment charges.

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

As of June 30, 2019 and December 31, 2018, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2019.

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2019
Due in 1 year	$220,015
Due in 1 year through 5 years	2,176,021
Due in 5 year through 10 years	-
Due after 10 years	543,750
Total	$2,939,786

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2019	Maturity Date	Amount Due at Maturity	As of June 30, 2019	As of December 31, 2018

Revolving Credit Facility, secured by seven properties	LIBOR + 3.50%	5.98%	September 2019	$52,159,414	$52,159,414	$52,159,414

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,230,141	27,462,575

Total mortgages payable		5.55%		$78,286,986	79,389,555	79,621,989

Less: Deferred financing costs					(82,830)	(285,182)

Total mortgage payable, net					$79,306,725	$79,336,807

Revolving Credit Facility

On July 13, 2016, the Company, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank. The Revolving Credit Facility initially bore interest at Libor plus 4.95% and provided a line of credit of up to $60.0 million over three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. On June 19, 2018, the Company made a required principal payment of $7.4 million on the Revolving Credit Facility and the lender reduced the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Under the terms of the Revolving Credit Facility, the Company could designate properties as collateral that allowed it to borrow up to a 65.0% loan-to-value ratio of the properties and also subject to meeting certain financial covenants, including a prescribed minimum debt yield. As of June 30, 2019, the Company had pledged seven of its hotel properties as collateral under the Revolving Credit Facility.

The Revolving Credit Facility (outstanding principal balance of $52.2 million as of June 30, 2019) was initially scheduled to mature on July 11, 2019 but on July 1, 2019 was further extended an additional 60 days to September 11, 2019. During the 60-day extension period, the Revolving Credit Facility will bear interest at Libor plus 3.15%. The Company and the existing lender are in the process of finalizing a new facility to replace the Revolving Credit Facility on or before the extended maturity date.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$52,393,851	$486,092	$26,509,612	$-	$-	$-	$79,389,555

Less: Deferred financing costs							(82,830)

Total principal maturiteis, net							$79,306,725

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.1 million and $1.7 million was held in restricted cash accounts as of June 30, 2019 and December 31, 2018, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition Fees (1)	$-	$-	$-	$300,000
Development fees (2)	4,954	-	4,954	51,419
Asset Management Fees (general and administrative costs)	457,214	438,392	910,782	824,732

Total	$462,168	$438,392	$915,736	$1,176,151

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$79,389,555	$79,011,329	$79,621,989	$78,692,677

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.	Distributions

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

On May 15, 2019, June 15, 2019 and July 16, 2019, the Company paid distributions for the months ended April 30, 2019, May 31, 2019 and June 30, 2019, respectively, totaling $2.0 million. The distributions were paid in cash.

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

Portfolio Summary –

Consolidated Properties:

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2019	Revenue per Available Room for the Six Months Ended June 30, 2019	Average Daily Rate for the Six Months Ended June 30, 2019

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,720	67.4%	$74.49	$110.56

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	26,426	71.4%	$75.14	$105.23

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,566	71.8%	$85.73	$119.45

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	16,652	71.3%	$95.30	$133.59

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	22,987	54.8%	$62.11	$113.24

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,625	64.8%	$70.76	$109.18

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,159	90.5%	$127.49	$140.88

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	15,204	77.2%	$87.30	$113.02

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	14,480	77.1%	$81.35	$105.49

			Total	180,819	71.6%	$84.43	$117.88

Unconsolidated Affiliated Real Estate Entities:

	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2019	Annualized Revenues based on rents at June 30, 2019	Annualized Revenues per unit at June 30, 2019

The Cove (Multi-Family Complex)(1)	Tiburon, California	1967	281	97%	$16.2 million	$59,503

			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months	Average Daily Rate For the Six Months
	Location	Year Built	Available Rooms	June 30, 2019	Ended June 30, 2019	Ended June 30, 2019

Hilton Garden Inn - Long Island City(2)	Long Island City, New York	2014	33,123	90%	$142.70	$158.71

(1) - Acquired on January 31, 2017.

(2) - Acquired on March 27, 2018.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2018, except for as discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of June 30, 2019, on a collective basis, we wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms.

Additionally, as of June 30, 2019, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California and a 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”). The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities.

All of the Company’s properties are located within the United States.

Comparison of the Three Months Ended June 30, 2019 vs. June 30, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2019 and 2018 are attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 78.2% to 75.7% for the 2018 and 2019 periods, respectively, (ii) revenue per available room (“RevPAR”) from $99.44 to $92.26 for the 2018 and 2019 periods, respectively, and (iii) the average daily rate per room (“ADR”) from $127.21 to $121.93 for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $0.6 million to $8.8 million during the three months ended June 30, 2019 compared to $9.4 million for the same period in 2018. The decrease is attributable to the lower percentage of rooms occupied, RevPAR and ADR during the 2019 period compared to the 2018 period.

Property operating expenses

Property operating expenses were relatively unchanged at approximately $5.4 million both the three months ended June 30, 2019 and 2018.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.4 million during both the three months ended June 30, 2019 and 2018.

General and administrative expense

General and administrative expense was relatively unchanged at approximately $0.7 million during both the three months ended June 30, 2019 and 2018.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.5 million during the three months ended June 30, 2019 compared to $1.4 million for the same period in 2018.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during three months ended June 30, 2019 was $0.9 million compared to $0.5 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense decreased slightly by $0.2 million to $1.2 million during the three months ended June 30, 2019 compared to $1.4 million for the same period in 2018. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Comparison of the Six Months Ended June 30, 2019 vs. June 30, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2019 and 2018 are attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 73.7% to 71.6% for the 2018 and 2019 periods, respectively, (ii) RevPAR from $90.33 to $84.43 for the 2018 and 2019 periods, respectively, and (iii) the ADR from $122.61 to $117.88 for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $1.0 million to $16.0 million during the six months ended June 30, 2019 compared to $17.0 million for the same period in 2018. The decrease is attributable to the lower percentage of rooms occupied, RevPAR and ADR during the 2019 period compared to the 2018 period.

Property operating expenses

Property operating expenses decreased slightly by $0.2 million to $10.2 million during the six months ended June 30, 2019 compared to $10.4 million for the same period in 2018.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.8 million during both the six months ended June 30, 2019 and 2018.

General and administrative expense

General and administrative expense was relatively unchanged at approximately $1.4 million during both the six months ended June 30, 2019 and 2018.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $2.9 million during the three months ended June 30, 2019 compared to $2.8 million for the same period in 2018.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during six months ended June 30, 2019 was $1.9 million compared to $1.2 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense decreased by $0.4 million to $2.4 million during the six months ended June 30, 2019 compared to $2.8 million for the same period in 2018. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT. For the six months ended June 30, 2019, our primary sources of funds was approximately $1.3 million of cash flows from operations, $1.0 million of proceeds generated from the sale of our marketable securities and $0.1 million of distributions from our unconsolidated affiliated investments.

We currently believe that these cash resources along with our with our current available cash on hand of $4.5 million and marketable securities, available for sale, of $2.9 million as well as proceeds generated from the potential sale of operating properties will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2019, our total borrowings were approximately $79.4 million which represented 76% of our net assets.

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

On May 8, 2019, the Cove Joint Venture entered into a five year, $180.0 million non-recourse loan (the “Cove Loan”). The Cove Loan requires monthly interest payments through its maturity date.  The Cove Loan bears interest at Libor (with a floor of 2.0%) plus 2.15% and is collateralized by the Cove. The Cove Joint Venture used the proceeds from the Cove Loan to fully repay the Loan. In connection with the refinancing, the Cove Joint Venture incurred a loss on the early extinguishment of debt of approximately $1.5 million during the second quarter of 2019, of which the Company’s proportionate share was approximately $0.3 million.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition Fees (1)	$-	$-	$-	$300,000
Development fees (2)	4,954	-	4,954	51,419
Asset Management Fees (general and administrative costs)	457,214	438,392	910,782	824,732

Total	$462,168	$438,392	$915,736	$1,176,151

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$1,262,420	$1,749,859
Net cash used in investing activities	(1,452,307)	(22,075,972)
Net cash used in financing activities	(4,932,438)	(12,462,371)
Net change in cash, cash equivalents and restricted cash	(5,122,325)	(32,788,484)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of the period	$6,516,356	$13,941,595

During the six months ended June 30, 2019, our principal sources of cash flow have been derived from operating cash flows.

Operating activities

The net cash provided by operating activities of $1.3 million during the six months ended June 30, 2019 consisted of our net loss of $3.8 million and net changes in operating assets and liabilities of $0.1 million offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $5.1 million.

Investing activities

The cash used in investing activities of $1.5 million during the six months ended June 30, 2019 primarily consisted of capital expenditures of $2.3 million and approximately $0.2 million of additional capital contributions to the Cove Joint Venture and the Hilton Garden Inn Joint Venture offset by the sale of approximately $1.0 million of marketable securities.

Financing activities

The net cash used in financing activities of $4.9 million during the six months ended June 30, 2019 consisted of the payment of cash distributions of $4.0 million to our common stockholders, $0.2 million in payments on our mortgages payable and redemptions and cancellation of common stock of $0.7 million.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2018 we repurchased 256,166 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.69 per share. For the six months ended June 30, 2019, 71,069 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.75 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP, which has been terminated, and available cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2019.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$52,393,851	$486,092	$26,509,612	$-	$-	$-	$79,389,555
Interest payments	1,495,561	1,287,576	1,051,196	-	-	-	3,834,333
Total	$53,889,412	$1,773,668	$27,560,808	$-	$-	$-	$83,223,888

Revolving Credit Facility

On July 13, 2016, we, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank. The Revolving Credit Facility initially bore interest at Libor plus 4.95% and provided a line of credit of up to $60.0 million over three years, with two, one-year options to extend solely at the discretion of the bank. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. On June 19, 2018 the Company made a required principal payment of $7.4 million on the Revolving Credit Facility and the lender reduced the interest rate to Libor plus 3.50 % from Libor plus 4.95%. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allows it to borrow up to a 65.0% loan-to-value ratio of the properties and also subject to meeting certain financial covenants, including a prescribed minimum debt yield. As of June 30, 2019, the Company has pledged seven of its hotel properties as collateral under the Revolving Credit Facility.

The Revolving Credit Facility (outstanding principal balance of $52.2 million as of June 30, 2019) was initially scheduled to mature on July 11, 2019 but on July 1, 2019 was further extended an additional 60 days to September 11, 2019. During the 60-day extension period, the Revolving Credit Facility will bear interest at Libor plus 3.15%. While we and the existing lender are in the process of finalizing a new facility to replace the Revolving Credit Facility on or before the extended maturity date, there can be no assurance that this will occur and, if extended, under what terms. If the Company is unable to extend the maturity date or if the new terms are less favorable, it could have a material adverse impact on the Company.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss)/income	$(1,212,425)	$192,048	$(3,755,430)	$(1,832,227)
FFO adjustments:
Depreciation and amortization of real estate assets	1,465,753	1,405,613	2,895,547	2,756,890
Adjustments to equity earnings from unconsolidated affiliated real estate entities	975,498	754,208	1,945,038	1,473,050
FFO	1,228,826	2,351,869	1,085,155	2,397,713
MFFO adjustments:
Loss on sale of marketable securities	-	-	38,359	-
Acquisition and other transaction related costs expensed	-	269	-	(311)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	343,329	-	343,329	-
MFFO	1,572,155	2,352,138	1,466,843	2,397,402
Straight-line rent(1)	-	-	-	-
MFFO - IPA recommended format	$1,572,155	$2,352,138	$1,466,843	$2,397,402

Net (loss)/income	$(1,212,425)	$192,048	$(3,755,430)	$(1,832,227)
Less: net loss/(income) attributable to noncontrolling interests	15	(5)	50	21
Net (loss)/income applicable to Company's common shares	$(1,212,410)	$192,043	$(3,755,380)	$(1,832,206)
Net (loss)/income per common share, basic and diluted	$(0.09)	$0.01	$(0.28)	$(0.13)

FFO	$1,228,826	$2,351,869	$1,085,155	$2,397,713
Less: FFO attributable to noncontrolling interests	(21)	(38)	(22)	(43)
FFO attributable to Company's common shares	$1,228,805	$2,351,831	$1,085,133	$2,397,670
FFO per common share, basic and diluted	$0.09	$0.17	$0.08	$0.18

MFFO - IPA recommended format	$1,572,155	$2,352,138	$1,466,843	$2,397,402
Less: MFFO attributable to noncontrolling interests	(26)	(38)	(28)	(43)
MFFO attributable to Company's common shares	$1,572,129	$2,352,100	$1,466,815	$2,397,359

Weighted average number of common shares outstanding, basic and diluted	13,381,201	13,565,950	13,388,924	13,583,311

(1)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

On May 15, 2019, June 15, 2019 and July 16, 2019, the Company paid distributions for the months ended April 30, 2019, May 31, 2019 and June 30, 2019, respectively, totaling $2.0 million. The distributions were paid in cash.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2019
FFO attributable to Company's common shares	$12,870,196
Distributions Paid	$25,216,232

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 14, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST III, INC.

Date: August 14, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

