Form 10-Q
period 2019-09-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2019-11-12
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☐  No ☑

As of November 11, 2019, there were approximately 13.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Investment property:
Land and improvements	$21,652,773	$22,446,179
Building and improvements	91,539,219	106,017,613
Furniture and fixtures	15,859,985	17,801,356
Construction in progress	72,919	792,307
Gross investment property	129,124,896	147,057,455
Less accumulated depreciation	(16,299,875)	(14,639,315)
Net investment property	112,825,021	132,418,140

Investments in unconsolidated affiliated real estate entities	27,164,167	29,983,987
Cash and cash equivalents	5,763,164	9,965,724
Marketable securities, available for sale	2,942,177	3,708,223
Restricted cash	2,308,616	1,672,957
Accounts receivable and other assets	2,000,461	2,178,388
Assets held for sale	18,161,890	-
Total Assets	$171,165,496	$179,927,419

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,339,841	$3,529,293
Mortgages payable, net	78,322,724	79,336,807
Due to related parties	1,221,038	157,114
Distributions payable	-	685,449
Liabilities held for sale	592,064	-
Total liabilities	83,475,667	83,708,663

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.4 million and 13.5 million shares issued and outstanding, respectively	133,605	134,515
Additional paid-in-capital	114,492,790	115,380,181
Accumulated other comprehensive loss	(197,684)	(450,285)
Accumulated deficit	(38,830,989)	(30,937,879)
Total Company stockholders' equity	75,597,722	84,126,532

Noncontrolling interests	12,092,107	12,092,224
Total Stockholders' Equity	87,689,829	96,218,756
Total Liabilities and Stockholders' Equity	$171,165,496	$179,927,419

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$9,551,687	$9,641,938	$25,512,858	$26,595,909

Expenses:
Property operating expenses	5,658,940	5,547,031	15,895,145	15,924,816
Real estate taxes	403,449	416,958	1,216,465	1,186,885
General and administrative costs	716,778	695,435	2,176,177	2,118,404
Depreciation and amortization	1,510,221	1,422,276	4,405,768	4,179,166

Total operating expenses	8,289,388	8,081,700	23,693,555	23,409,271

Operating income	1,262,299	1,560,238	1,819,303	3,186,638

Interest expense	(1,078,220)	(1,197,745)	(3,499,890)	(3,999,401)

Loss from investments in unconsolidated affiliated real estate entities	(391,548)	(670,179)	(2,339,928)	(1,914,788)
Other income, net	51,380	169,278	108,996	756,916
Net loss	(156,089)	(138,408)	(3,911,519)	(1,970,635)

Less: net (income)/loss attributable to noncontrolling interests	-	(1)	50	20

Net loss applicable to Company's common shares	$(156,089)	$(138,409)	$(3,911,469)	$(1,970,615)

Net loss per Company's common shares, basic and diluted	$(0.01)	$(0.01)	$(0.29)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	13,365,427	13,519,833	13,381,006	13,561,919

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(156,089)	$(138,408)	$(3,911,519)	$(1,970,635)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	1,053	27,901	214,245	(139,898)
Reclassification adjustment for loss included in net loss	-	-	38,359	-

Other comprehensive income/(loss)	1,053	27,901	252,604	(139,898)

Comprehensive loss	(155,036)	(110,507)	(3,658,915)	(2,110,533)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	-	(1)	50	20

Comprehensive loss attributable to the Company's common shares	$(155,036)	$(110,508)	$(3,658,865)	$(2,110,513)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$-	$(18,548,148)	$12,092,402	$110,742,156

Net loss	-	-	-	-	(1,970,615)	(20)	(1,970,635)
Other comprehensive loss	-	-	-	(139,896)	-	(2)	(139,898)
Distributions declared (a)	-	-	-	-	(6,082,205)	-	(6,082,205)
Distributions paid to noncontrolling interests	-	-	-	-	-	(90)	(90)
Redemption and cancellation of shares	(120,474)	(1,205)	(1,154,756)	-	-	-	(1,155,961)

BALANCE, September 30, 2018	13,505,295	$135,053	$115,906,888	$(139,896)	$(26,600,968)	$12,092,290	$101,393,367

(a) Distributions per share were $0.45.

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, June 30, 2018	13,556,124	$135,561	$116,385,857	$(167,799)	$(24,419,878)	$12,092,321	$104,026,062

Net loss	-	-	-	-	(138,409)	1	(138,408)
Other comprehensive income	-	-	-	27,903	-	(2)	27,901
Distributions declared (a)	-	-	-	-	(2,042,681)	-	(2,042,681)
Distributions paid to noncontrolling interests	-	-	-	-	-	(30)	(30)
Redemption and cancellation of shares	(50,829)	(508)	(478,969)	-	-	-	(479,477)

BALANCE, September 30, 2018	13,505,295	$135,053	$115,906,888	$(139,896)	$(26,600,968)	$12,092,290	$101,393,367

(a) Distributions per share were $0.15.

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756

Net loss	-	-	-	-	(3,911,469)	(50)	(3,911,519)
Other comprehensive income	-	-	-	252,601	-	3	252,604
Distributions declared (a)	-	-	-	-	(3,981,641)	-	(3,981,641)
Distributions paid to noncontrolling interests	-	-	-	-	-	(70)	(70)
Redemption and cancellation of shares	(90,982)	(910)	(887,391)	-	-	-	(888,301)

BALANCE, September 30, 2019	13,360,449	$133,605	$114,492,790	$(197,684)	$(38,830,989)	$12,092,107	$87,689,829

(a) Distributions per share were $0.30.

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, June 30, 2019	13,380,362	$133,804	$114,688,187	$(198,737)	$(38,674,900)	$12,092,117	$88,040,471

Net loss	-	-	-	-	(156,089)	-	(156,089)
Other comprehensive loss	-	-	-	1,053	-		1,053
Distributions paid to noncontrolling interests	-	-	-	-	-	(10)	(10)
Redemption and cancellation of shares	(19,913)	(199)	(195,397)	-	-	-	(195,596)

BALANCE, September 30, 2019	13,360,449	$133,605	$114,492,790	$(197,684)	$(38,830,989)	$12,092,107	$87,689,829

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,911,519)	$(1,970,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,339,928	1,914,788
Depreciation and amortization	4,405,768	4,179,166
Amortization of deferred financing costs	236,915	357,593
Other non-cash adjustments	83,690	49,508
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(140,622)	(1,286,200)
Increase in accounts payable and other accrued expenses	393,797	561,425
Increase in due to related parties	1,063,924	(12,282)

Net cash provided by operating activities	4,471,881	3,793,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,692,505)	(2,094,188)
Purchase of marketable securities	(38,574)	(5,990,267)
Proceeds from sale of marketable securities	1,018,865	-
Investment in unconsolidated affiliated real estate entities	(246,692)	(15,001,108)
Distributions from unconsolidated affiliated real estate entities	726,584	330,000

Net cash used in investing activities	(1,232,322)	(22,755,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(920,380)	(7,867,485)
Payment of loan fees and expenses	(330,619)	(60,002)
Distributions to noncontrolling interests	(70)	(90)
Distributions to common stockholders	(4,667,090)	(6,110,513)
Redemption and cancellation of common shares	(888,301)	(1,155,961)

Cash used in financing activities	(6,806,460)	(15,194,051)

Net change in cash, cash equivalents and restricted cash	(3,566,901)	(34,156,251)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of period	$8,071,780	$12,573,828

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,283,324	$3,729,934
Distributions declared, but not paid	$-	$666,025
Investment property acquired but not paid	$570,900	$149,212
Assets classified as held for sale	$18,161,890	$-
Liabilities classified as held for sale	$592,064	$-
Holding gain/loss on marketable securities, available for sale	$252,604	$139,898

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$5,763,164	$10,842,438
Restricted cash	2,308,616	1,731,390
Total cash, cash equivalents and restricted cash	$8,071,780	$12,573,828

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2019, our Advisor owned 20,000 shares of common stock which were issued on December 24, 2012 for $200,000 or $10.00 per share.

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

Lightstone REIT III invested the proceeds received from the Offering and the Advisor in the Operating Partnership, and as a result, held an approximately 99% general partnership interest as of both September 30, 2019 and December 31, 2018 in the Operating Partnership’s common units.

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

The Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities have and/or will receive compensation for services related to the Offering (which was completed on March 31, 2017) and will continue to receive compensation and services for the investment, management and disposition of our assets. These entities have and/or will receive compensation during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering stage were based on percentages of the offering proceeds raised and the compensation levels during the acquisition and operational stages are based the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 7 for additional information.

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

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2019	2018	2019	2018
Room	$9,148,423	$9,311,724	$24,414,976	$25,644,693
Food, beverage and other	403,264	330,214	1,097,882	951,216
Total revenues	$9,551,687	$9,641,938	$25,512,858	$26,595,909

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2019, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

Held for Sale

During the third quarter of 2019, one of the Company’s limited service hotels, a SpringHill Suites by Marriott hotel located in Green Bay, Wisconsin (the “SpringHill Suites – Green Bay”) met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of September 30, 2019 (see Note 11).

3	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$14,931,244	$17,214,909
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	12,232,923	12,769,078
Total investments in unconsolidated affiliated real estate entities			$27,164,167	$29,983,987

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

Subsequent to the Company’s acquisition of its membership interest in the Cove Joint Venture through September 30, 2019, it has made an aggregate of $2.3 million (including $0.1 million during the nine months ended September 30, 2019) of additional capital contributions and received aggregate distributions of $0.3 million (all in the nine months ended September 30, 2019).

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

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Revenues	$4,227	$3,672	$11,912	$10,905

Property operating expenses	1,297	1,239	3,774	3,660
General and administrative costs	17	41	83	136
Depreciation and amortization	2,884	2,420	8,620	7,214

Operating loss	29	(28)	(565)	(105)

Loss on debt extinguishment	-	-	(1,526)	-
Interest expense and other, net	(2,019)	(2,833)	(7,470)	(8,145)
Net loss	$(1,990)	$(2,861)	$(9,561)	$(8,250)
Company's share of net loss (22.50%)	$(448)	$(644)	$(2,151)	$(1,856)
Adjustment to depreciation and amortization expense (1)	(10)	(10)	(30)	(87)
Company's loss from investment	$(458)	$(654)	$(2,181)	$(1,943)

The following table represents the unaudited condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2019	December 31, 2018
Real estate, at cost (net)	$140,738	$148,441
Cash and restricted cash	3,093	2,138
Other assets	1,722	1,810
Total assets	$145,553	$152,389

Mortgage payable, net	$178,254	$174,098
Other liabilities	1,800	2,776
Members' deficit (1)	(34,501)	(24,485)
Total liabilities and members' deficit	$145,553	$152,389

1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

Subsequent to the Company’s acquisition of its membership interest in the Hilton Garden Joint Venture through September 30, 2019, it has made an aggregate of $0.7 million (including $0.1 million during the nine months ended September 30, 2019) of additional capital contributions and received aggregate distributions of $1.0 million (including $0.4 million during the nine months ended September 30, 2019).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Period March 27, 2018 through September 30, 2018
Revenues	$3,016	$2,856	$8,110	$6,040

Property operating expenses	1,750	1,754	5,020	3,725
General and administrative costs	1	13	(21)	15
Depreciation and amortization	629	639	1,898	1,274
Operating income/(loss)	636	450	1,213	1,026
Interest expense	(505)	(482)	(1,531)	(970)
Net income/(loss)	$131	$(32)	$(318)	$56
Company's share of net income/(loss) (50.00%)	$66	$(16)	$(159)	$28

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	September 30, 2019	December 31, 2018
Investment property, net	$57,145	$58,799
Cash	1,016	554
Other assets	1,232	1,218
Total assets	$59,393	$60,571

Mortgage payable, net	$34,807	$34,766
Other liabilities	720	867
Members' capital	23,866	24,938
Total liabilities and members' capital	$59,393	$60,571

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$3,139,864	$25,743	$(223,430)	$2,942,177

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$4,158,515	$-	$(450,292)	$3,708,223

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. As of September 30, 2019, the Company did not recognize any impairment charges.

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

As of September 30, 2019 and December 31, 2018, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2019.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2019
Due in 1 year	$221,352
Due in 1 year through 5 years	2,198,000
Due in 5 year through 10 years	-
Due after 10 years	522,825
Total	$2,942,177

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of September 30, 2019	Maturity Date	Amount Due at Maturity	As of September 30, 2019	As of December 31, 2018
Revolving Credit Facility, secured by seven properties	LIBOR + 3.50%	5.79%	July 2022	$50,439,814	$51,586,214	$52,159,414

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	27,115,396	27,462,575

Total mortgages payable		5.42%		$76,567,386	78,701,610	79,621,989

Less: Deferred financing costs					(378,886)	(285,182)

Total mortgage payable, net					$78,322,724	$79,336,807

Revolving Credit Facility

The Company, through certain subsidiaries, has a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides the Company with a line of credit of up to $60.0 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 4.95% until it was reduced to Libor plus 3.50% effective June 18, 2018. On July 11, 2019, the Company and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from Libor plus 3.50% to Libor plus 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Company and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, the Company (i) made a principal paydown of approximately $0.6 million on August 22, 2019, (ii) is required to make an additional principal paydown of approximately $0.6 million by January 1, 2020, (iii) may not make any further draws under the Revolving Credit Facility on the properties currently pledged as collateral through January 31, 2020 and (iv) subject to certain conditions, may be required to make an additional principal paydown of approximately $0.6 million by April 1, 2020.

As of September 30, 2019, the Company had pledged seven of its hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $51.6 million. Subsequently, on October 24, 2019, the Company sold the SpringHill Suites – Green Bay and at closing made a required principal paydown of approximately $12.0 million under the Revolving Credit Facility to reduce the outstanding principal balance to approximately $39.6 million. See Note 11 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including the required principal paydown of approximately $12.0 million under the Revolving Credit Facility made on October 24, 2019 in connection with the disposition of the SpringHill Suites – Green Bay, as of September 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$12,144,691	$1,632,492	$26,509,613	$38,414,814	$-	$-	$78,701,610

Less: Deferred financing costs							(378,886)

Total principal maturiteis, net							$78,322,724

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.3 million and $1.7 million was held in restricted cash accounts as of September 30, 2019 and December 31, 2018, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties and requiring the maintenance of certain ratios including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition Fees (1)	$-	$-	$-	$300,000
Development Fees (2)	-	-	4,954	51,419
Asset Management Fees (general and administrative costs)	460,009	447,135	1,370,791	1,271,867
Total	$460,009	$447,135	$1,375,745	$1,623,286

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$78,701,610	$78,517,803	$79,621,989	$78,692,677

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

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

11.	Held for Sale

On August 19, 2019, certain wholly owned subsidiaries (collectively, the “Green Bay Sellers”) of the Operating Partnership and MCR Hospitality Fund REIT LLC (the “Green Bay Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “SpringHill Suites – Green Bay Agreement”) pursuant to which the Green Bay Sellers would dispose of the SpringHill Suites – Green Bay to the Green Bay Buyer for an aggregate contractual sales price of $19.6 million.

As of September 30, 2019, the SpringHill Suites – Green Bay met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of September 30, 2019.

On October 24, 2019, pursuant to the terms of the SpringHill Suites – Green Bay Agreement, the Green Bay Sellers completed the disposition of the SpringHill Suites – Green Bay to the Green Bay Buyer for an aggregate contractual sales price of $19.6 million. Approximately $12.0 million of the proceeds were used towards the repayment the Company’s Revolving Credit Facility (See Note 5).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The following summary presents the major components of assets and liabilities held for sale, as of the date indicated.

As of September 30, 2019
Net investment property	$17,921,900
Other assets	239,990

Total assets held for sale	$18,161,890

Accounts payable and accrued expenses	$592,064

Total liabilities held for sale	$592,064

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

Portfolio Summary –

Consolidated Properties:

					Percentage Occupied for the Nine	Revenue per Available Room for the Nine	Average Daily Rate for the Nine
	Location	Year Built	Date Acquired	Year to Date Available Rooms	Months Ended September 30, 2019	Months Ended September 30, 2019	Months Ended September 30, 2019
Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	32,760	71.5%	$80.58	$112.71

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	39,858	75.1%	$77.17	$102.80

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	23,478	71.7%	$84.77	$118.31

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	25,116	74.7%	$102.17	$136.75

SpringHill Suites - Green Bay	Green Bay, Wisconsin	2007	5/2/2016	34,671	60.4%	$77.54	$128.29

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	34,125	68.9%	$74.16	$107.67

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	37,947	91.1%	$139.18	$152.83

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	22,932	75.1%	$82.89	$110.37

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	21,840	78.3%	$79.74	$101.83

			Total	272,727	74.2%	$89.52	$120.70

Unconsolidated Affiliated Real Estate Entities:

	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2019	Annualized Revenues based on rents at September 30, 2019	Annualized Revenues per unit at September 30, 2019
The Cove (Multi-Family Complex)(1)	Tiburon, California	1967	281	97%	$16.5 million	$58,858

				Percentage Occupied for the Nine	Revenue per Available Room for the Nine	Average Daily Rate For the Nine
	Location	Year Built	Year to Date Available Rooms	Months Ended September 30, 2019	Months Ended September 30, 2019	Months Ended September 30, 2019
Hilton Garden Inn - Long Island City(2)	Long Island City, New York	2014	49,959	92%	$151.47	$165.39

(1) - Acquired on January 31, 2017.

(2) - Acquired on March 27, 2018.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2018, except for as discussed in Note 2 of the Notes to the Consolidated Financial Statements.

Results of Operations

We currently have one operating segment. As of September 30, 2019, on a collective basis, we wholly owned and consolidated the operating results and financial condition of nine hospitality properties, or select services hotels, containing a total of 999 rooms.

Additionally, as of September 30, 2019, the Company held a 22.5% ownership interest in RP Maximus Cove, LLC (the “Cove Joint Venture”), an affiliated real estate entity that owns and operates The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California and a 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”). The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities.

All of the Company’s properties are located within the United States.

Comparison of the Three Months Ended September 30, 2019 vs. September 30, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2019 and 2018 are attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced an increase in the percentage of rooms occupied from 75.9% to 79.2% for the 2018 and 2019 periods, respectively which was offset by decreases in (i) revenue per available room (“RevPAR”) from $101.32 to $99.54 for the 2018 and 2019 periods, respectively, and (ii) the average daily rate per room (“ADR”) from $133.21 to $125.73 for the 2018 and 2019 periods, respectively.

Revenues

Revenues were relatively unchanged at approximately $9.6 million during both the three months ended September 30, 2019 and 2018.

Property operating expenses

Property operating expenses increased slightly by $0.2 million to $5.7 million during the three months ended September 30, 2019 compared to $5.5 million for the same period in 2018.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.4 million during both the three months ended September 30, 2019 and 2018.

General and administrative expense

General and administrative expense was relatively unchanged at approximately $0.7 million during both the three months ended September 30, 2019 and 2018.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $1.5 million during the three months ended September 30, 2019 compared to $1.4 million for the same period in 2018.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during three months ended September 30, 2019 was $0.4 million compared to $0.7 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our respective interests.

Interest expense

Interest expense decreased slightly by $0.1 million to $1.1 million during the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Comparison of the Nine Months Ended September 30, 2019 vs. September 30, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2019 and 2018 are attributable to all nine of our consolidated hospitality properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 74.4% to 74.2% for the 2018 and 2019 periods, respectively, (ii) RevPAR from $94.03 to $89.52 for the 2018 and 2019 periods, respectively, and (iii) the ADR from $126.34 to $120.70 for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $1.1 million to $25.5 million during the nine months ended September 30, 2019 compared to $26.6 million for the same period in 2018. The decrease is attributable to the lower percentage of rooms occupied, RevPAR and ADR during the 2019 period compared to the 2018 period.

Property operating expenses

Property operating expenses were relatively unchanged at approximately $15.9 million during both the nine months ended September 30, 2019 and 2018.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $1.2 million during both the nine months ended September 30, 2019 and 2018.

General and administrative expense

General and administrative expense increased slightly by $0.1 million to $2.2 million during the three months ended September 30, 2019 compared to $2.1 million for the same period in 2018.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.2 million to $4.4 million during the three months ended September 30, 2019 compared to $4.2 million for the same period in 2018.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during nine months ended September 30, 2019 was $2.3 million compared to $1.9 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and the Cove Joint Venture (acquired January 31, 2017). We account for our ownership interest in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Interest expense

Interest expense decreased by $0.5 million to $3.5 million during the nine months ended September 30, 2019 compared to $4.0 million for the same period in 2018. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT. For the nine months ended September 30, 2019, our primary sources of funds were approximately $4.5 million of cash flows from operations, $1.0 million of proceeds generated from the sale of our marketable securities and $0.7 million of distributions from our unconsolidated affiliated investments.

We currently believe that these cash resources along with our with our current available cash on hand of $5.8 million and marketable securities, available for sale, of $2.9 million as well as proceeds generated from the selective sale of certain operating properties will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2019, our total borrowings were approximately $78.7 million which represented 76% of our net assets.

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

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition Fees (1)	$-	$-	$-	$300,000
Development Fees (2)	-	-	4,954	51,419
Asset Management Fees (general and administrative costs)	460,009	447,135	1,370,791	1,271,867
Total	$460,009	$447,135	$1,375,745	$1,623,286

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$4,471,881	$3,793,363
Net cash used in investing activities	(1,232,322)	(22,755,563)
Cash used in financing activities	(6,806,460)	(15,194,051)
Net change in cash, cash equivalents and restricted cash	(3,566,901)	(34,156,251)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of the period	$8,071,780	$12,573,828

During the nine months ended September 30, 2019, our principal sources of cash flow have been derived from revenues, interest and dividend income, proceeds from the sale of marketable securities and distributions from unconsolidated affiliated investments.

Operating activities

The net cash provided by operating activities of $4.5 million during the nine months ended September 30, 2019 consisted of our net loss of $3.9 million offset by net changes in operating assets and liabilities of $1.3 million and depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $7.1 million.

Investing activities

The net cash used in investing activities of $1.2 million during the nine months ended September 30, 2019 primarily consisted of capital expenditures of $2.7 million and approximately $0.2 million of additional capital contributions to the Cove Joint Venture and the Hilton Garden Inn Joint Venture offset by the sale of approximately $1.0 million of marketable securities and aggregate distributions from the Cove Joint Venture and the Hilton Garden Inn Joint Venture of $0.7 million.

Financing activities

The cash used in financing activities of $6.8 million during the nine months ended September 30, 2019 consisted of the payment of cash distributions of $4.7 million to our common stockholders, $0.9 million in payments on our mortgages payable, $0.3 million of payments of loan fees and expenses and redemptions and cancellation of common stock of $0.9 million.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2018 we repurchased 256,166 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.69 per share. For the nine months ended September 30, 2019, 90,982 shares of common stock have been repurchased under our share repurchase program at an average price per share of $9.76 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP, which has been terminated, and available cash.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter, including the required principal paydown of approximately $12.0 million under the Revolving Credit Facility made on October 24, 2019 in connection with the disposition of the SpringHill Suites – Green Bay, as of September 30, 2019.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$12,144,691	$1,632,492	$26,509,613	$38,414,814	$-	$-	$78,701,610
Interest payments	961,100	3,386,080	3,141,928	1,285,047	-	-	8,774,155
Total	$13,105,791	$5,018,572	$29,651,541	$39,699,861	$-	$-	$87,475,765

Revolving Credit Facility

We have a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $60.0 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 4.95% until it was reduced to Libor plus 3.50% effective June 18, 2018. On July 11, 2019, the Revolving Credit Facility was amended to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from Libor plus 3.50% to Libor plus 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Revolving Credit Facility was further amended to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, we (i) made a principal paydown of approximately $0.6 million on August 22, 2019, (ii) are required to make an additional principal paydown of approximately $0.6 million by January 1, 2020, (iii) may not make any further draws under the Revolving Credit Facility on the properties currently pledged as collateral through January 31, 2020 and (iv) subject to certain conditions, may be required to make an additional principal paydown of approximately $0.6 million by April 1, 2020.

As of September 30, 2019, we had pledged seven of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $51.6 million. Subsequently, on October 24, 2019, we sold the SpringHill Suites – Green Bay and at closing made a required principal paydown of approximately $12.0 million under the Revolving Credit Facility to reduce the outstanding principal balance to approximately $39.6 million. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(156,089)	$(138,408)	$(3,911,519)	$(1,970,635)
FFO adjustments:
Depreciation and amortization of real estate assets	1,510,221	1,422,276	4,405,768	4,179,166
Adjustments to equity earnings from unconsolidated affiliated real estate entities	973,507	873,900	2,918,545	2,346,950
FFO	2,327,639	2,157,768	3,412,794	4,555,481
MFFO adjustments:

Loss on sale of marketable securities	-	-	38,359	-
Acquisition and other transaction related costs expensed	-	(191)	-	(502)
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	-	343,429	-
MFFO	2,327,639	2,157,577	3,794,582	4,554,979
Straight-line rent(2)	-	-	-	-
MFFO - IPA recommended format	$2,327,639	$2,157,577	$3,794,582	$4,554,979

Net loss	$(156,089)	$(138,408)	$(3,911,519)	$(1,970,635)
Less: net loss/(income) attributable to noncontrolling interests		(1)	51	20
Net loss applicable to Company's common shares	$(156,089)	$(138,409)	$(3,911,468)	$(1,970,615)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.29)	$(0.15)

FFO	$2,327,639	$2,157,768	$3,412,794	$4,555,481
Less: FFO attributable to noncontrolling interests	(38)	(35)	(60)	(78)
FFO attributable to Company's common shares	$2,327,601	$2,157,733	$3,412,734	$4,555,403
FFO per common share, basic and diluted	$0.17	$0.16	$0.26	$0.34

MFFO - IPA recommended format	$2,327,639	$2,157,577	$3,794,582	$4,554,979
Less: MFFO attributable to noncontrolling interests	(38)	(35)	(66)	(78)
MFFO attributable to Company's common shares	$2,327,601	$2,157,542	$3,794,516	$4,554,901

Weighted average number of common shares outstanding, basic and diluted	13,365,427	13,519,833	13,381,006	13,561,919

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2019
FFO attributable to Company's common shares	$15,197,796
Distributions Paid	$25,876,083

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 12, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: November 12, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)