Form 10-K
period 2019-12-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2020-03-20
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2019

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

There is no established market for the Registrant’s common shares. As of June 30, 2019, the last business day of the most recently completed second quarter, there were 13.4 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 12, 2020, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.30 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2019. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2020, there were approximately 13.2 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the availability of suitable acquisition opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates and foreign currency exchange rates, (v) increases in operating costs, (vi)  the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business and (vii) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2019, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of December 31, 2019, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 22.5% membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”), which we subsequently disposed of on February 12, 2020, and (iii) an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). We account for our unconsolidated membership interests in both the Cove Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as our sponsor (the ‘‘Sponsor’’) during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Subject to the oversight of our board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

We do not have employees. The Advisor receives compensation and fees for services related to the investment and management of our assets.

Our Advisor has affiliated property managers (the “Property Managers”), which may manage certain of the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to March 31, 2025, which is the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert the limited partner units into cash or, at our option, an equal number of our Common Shares.

Special Limited Partner

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return.

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

Related Parties

Our Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of our assets during our acquisition, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular any future distributions will continue to be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Future distributions declared, if any, will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Our Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Total distributions declared during the years ended December 31, 2019 and 2018 were $4.0 million and $8.1 million, respectively.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions. For the years ended December 31, 2019 and 2018, we repurchased 141,204 and 174,338 shares of common stock, respectively, at an average price per share of $9.77 and $9.64 per share, respectively.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

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

We engage in certain activities through taxable REIT subsidiaries ("TRSs"), including when we acquire a hotel we usually establish a TRS which then enters into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we will not be associated.

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

Employees

We do not have employees. We have entered into an advisory agreement pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate-related investments, subject to oversight by our Board of Directors. We pay our Advisor fees for services related to the investment and management of our assets, and we reimburse our Advisor for certain expenses incurred on our behalf.

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

ITEM 2. PROPERTIES:

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2019	Revenue per Available Room for the Year Ended December 31, 2019	Average Daily Rate For the Year Ended December 31, 2019
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,800	70.0%	$77.25	$110.38

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	53,290	75.7%	77.51	102.44

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	31,390	70.8%	81.49	115.11

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	33,580	72.5%	98.12	135.28

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	45,625	66.2%	70.33	106.22

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	50,735	88.1%	129.92	147.51

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	30,660	73.9%	81.13	109.77

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	29,200	77.4%	79.19	102.25

			Total	318,280	74.7%	$87.87	$117.65

Unconsolidated Affiliated Real Estate Entities:

Multi - Family Residential	Location	Year Built	Date Acquired	Leasable Units	Percentage Occupied as of December 31, 2019	Annualized Revenues based on rents at December 31, 2019	Annualized Revenues per unit at December 31, 2019
The Cove (Multi-Family Complex)(1)	Tiburon, California	1967	January 31, 2017	281	95.8%	$16.0 million	$56,656

Hospitality	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2019	Revenue per Available Room for the Year Ended December 31, 2019	Average Daily Rate For the Year Ended December 31, 2019
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	66,795	91.6%	$153.84	$167.95

(1) On February 12, 2020, we disposed of our  membership interest in the Cove Joint Venture.

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2019 annualized, excluding periodic contractual fixed increases. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2020, we had approximately 13.2 million shares of common stock outstanding, held by a total of 3,810 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to March 31, 2025, which is the eighth anniversary of the termination of our Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 12, 2020, our Board of Directors approved our estimated NAV of approximately $123.8 million and resulting estimated NAV per Share of $9.30, both as of December 31, 2019 and both after the Special Limited Partner’s purchase of Subordinated Participation Interests. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling $12.1 million. In the calculation of our estimated NAV, no allocation of value was made to the Special Limited partner’s Subordinated Participation Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2019.

The estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review each estimate of NAV and approve the resulting NAV per Share.

Our estimated NAV per Share as of December 31, 2019 was calculated with the assistance of both our Advisor and Marshall & Stevens Incorporated (‘‘M&S’’), an independent third-party valuation engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Special Limited Partner’s Subordinated Participation Interests. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2019 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to the Special Limited Partner’s Subordinated Participation interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2019 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate- related investments.

With respect to our NAV per Share as of December 31, 2019, M&S prepared appraisal reports (the ‘‘Consolidated Appraisal Reports’’ and the “Hilton Garden Inn – Long Island City Appraisal Report”) and collectively, the “M&S Appraisal Reports”), summarizing key inputs and assumptions, on the 9 of the 10 properties in which we held ownership interests as of December 31, 2019. M&S also prepared a NAV report (the ‘‘December 2019 NAV Report’’) which estimated the NAV per Share as of December 31, 2019. The December 2019 NAV Report relied upon (i) the M&S Appraisal Reports for nine of the 10 properties in which we held ownership interests and (ii) our Advisor’s estimate of the value of our membership interest in the Cove Joint Venture, cash and cash equivalents, marketable securities, available for sale, restricted cash, due from/(to) related parties, other assets, mortgages payable, other liabilities and any allocation of value to Special Limited Partner’s Subordinated Participation Interests, to calculate estimated NAV per Share, all as of December 31, 2019.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2019 as well as the comparable calculation as of December 31, 2018.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2019		As of December 31, 2018
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Assets:
Consolidated Real Estate Properties	$138,805		$166,260
Investment in Unconsolidated Affiliated Real Estate Entity	36,649		35,362
Total real estate assets	175,454	$13.18	201,622	$14.99
Non-Real Estate Assets:
Cash	6,103		9,966
Other assets	11,477		6,655
Total non-real estate assets	17,580	1.32	16,621	1.24
Total Assets	193,034	14.50	218,243	16.23
Liabilities:
Mortgages payable	(65,974)		(78,693)
Due to related parties	(451)		(157)
Other liabilities	(2,827)		(4,215)
Total liabilities	(69,252)	(5.20)	(83,065)	(6.18)

Allocation of value to Special Limited Partner's Subordinated Participation Interests	-	-	(664)	(0.05)

Adjusted NAV after giving effect to Special Limited Partner's Purchases of Subordinated Participation Interests	$123,782	$9.30	$134,514	$10.00

Shares of Common Stock Outstanding	13,310		13,451

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2019. M&S’s services included appraising the M&S Appraised Properties and preparing the December 2019 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2019 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our acquisitions. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past year M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor as well as to affiliates of our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and our Advisor relating to their reports, the final appraised values of the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2019. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Assets:

As of December 31, 2019, we have ownership interests in (i) eight consolidated properties and (ii) two unconsolidated properties held through joint ventures (collectively, the ‘‘Real Estate Assets’’). With respect to our consolidated properties as of December 31, 2019, we majority owned eight hospitality properties, or select services hotels, containing a total of 872 rooms (collectively, the Consolidated Real Estate Properties”). With respect to our unconsolidated properties as of December 31, 2019, we held (i) a 22.5% membership interest in The Cove Joint Venture, an affiliated real estate entity, which owns a 281-unit luxury waterfront multi-family rental property located in Tiburon, California (“The Cove”) and (ii) held a 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We do not consolidate our membership interests in The Cove Joint Venture or the Hilton Garden Inn Joint Venture but rather account for them both under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties, which consisted of nine of the ten Real Estate Assets in which we held ownership interests as of December 31, 2019. M&S did not provide an appraisal for the Cove as of December 31, 2019 but rather relied on our Advisor’s estimated fair value as discussed below.

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

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City as of December 31, 2019:

	Consolidated Real Estate Properties (8 hospitality properties)	Unconsolidated Real Estate Property (1 hospitality property)
Weighted-average:
Exit capitalization rate	8.25%	5.75%
Discount rate	8.91%	6.75%
Annual market rent growth rate	3.56%	3.05%
Annual net operating income growth rate	5.16%	3.18%
Holding period (in years)	10.0	10.0

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

	Consolidated Real Estate Properties (8 hospitality properties)	Unconsolidated Real Estate Property (1 hospitality property)
Increase of 25 basis points:
Exit capitalization rate	$(2,089)	$(639)
Discount rate	$(2,446)	$(480)
Decrease of 25 basis points:
Exit capitalization rate	$2,098	$699
Discount rate	$2,381	$494

As of December 31, 2019, the aggregate estimated fair value of our interests in the Consolidated Real Estate Properties was approximately $138.8 million and the aggregate cost of our Consolidated Real Estate Properties was approximately $129.3 million, including approximately $10.3 million of capital improvements invested subsequent to acquisition. The estimated fair value of our Consolidated Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through December 31, 2019, results in an estimated overall increase in the real estate value of 7.3%.

As of December 31, 2019, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of approximately $14.8 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $63.3 million less the fair value of the outstanding mortgage indebtedness of $34.6 million plus all other non-real estate assets and liabilities, net of $0.8 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture compared to our carrying value of $11.8 million, both as of December 31, 2019, equates to an increase in value of 25.5%.

The following summarizes the valuation approach used for The Cove Joint Venture:

On December 17, 2019, we and the other affiliated members in the Cove Joint Venture (collectively, the Redeemers”), along with Maximus and the Cover Joint Venture, entered into the Redemption Agreement providing for the Redeemers’ membership interests in the Cover Joint Venture to be redeemed at an aggregate redemption price of approximately $87.6 million.

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement. In connection with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of approximately $21.9 million.

Because of the subsequent redemption of our 22.5% membership interest in the Cove Joint Venture, we did not engage M&S to perform an appraisal of the Cove as of December 31, 2019 but rather our Advisor determined the estimated fair value of our 22.5% ownership interest in the Cove Joint Venture to approximate the redemption proceeds we received on February 12, 2020. The estimated fair value of our 22.5% ownership interest in the Cove Joint Venture of $21.9 million compared to our carrying value of $14.2 million, both as of December 31, 2019, equates to an increase in value of 53.5%.

Cash and cash equivalents: The estimated values of our cash and cash equivalents equal its carrying value.

Marketable securities, available for sale: The estimated values of our marketable securities, available for sale, are based on Level 1 and Level 2 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Restricted cash: The estimated values of our restricted cash approximate their carrying values due to their short maturities.

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

Mortgages payable: Our mortgages payable include both variable and fixed interest rate debt facilities. The estimated value of our variable rate facility was assumed to approximate its outstanding principal balance because it bears interest at a variable rate. The estimated value for our fixed rate facility was estimated using a discounted cash flow analysis, which used inputs based on the remaining loan term and estimated current market interest rate for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated market interest rate for our fixed rate facility was 4.75%.

Due to related parties: The estimated value of our due to related parties approximates its carrying value due to its short maturity.

Other liabilities: Our other liabilities consist of our accounts payable and accrued expenses and deposits payable. The carrying values of these items were considered to equal their fair value due to their short maturities.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations of value are made to the Special Limited Partner’s Subordinated Participation Interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling approximately $12.1 million. In the calculation of our estimated NAV, no allocation of value was made to the Special Limited Partner’s Subordinated Participation Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2019.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2018 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on April 1, 2019.

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

For the years ended December 31, 2019 and 2018, we repurchased 141,204 and 174,338 shares of common stock, respectively, at an average price per share of $9.77 and $9.65 per share, respectively.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Future distributions declared, if any, will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Our Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Total distributions declared during the years ended December 31, 2019 and 2018 were $4.0 million and $8.1 million.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.  Dollar amounts are presented in whole numbers, except per share data and where indicated in millions.

Overview

The Lightstone REIT III, together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, hospitality, residential and/or commercial properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. As of December 31, 2019, our portfolio of properties consisted of nine hospitality properties (eight consolidated and one unconsolidated) and one unconsolidated multi-family residential property. Our real estate investments have been and are expected to continue to be held by us alone or jointly with other parties.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, and recession.

With respect to contagious diseases, the extent to which our business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, which could impact overall demand in the hospitality industry, all of which are highly uncertain and cannot be reasonably predicted.

If demand for our hotel rooms is negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, our business and financial results could be materially and adversely impacted.

While we believe there are certain cost reduction strategies we can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue.

These and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-K.

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

Investments in Real Estate

Accounting for Asset Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. As final information regarding relative fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

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

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

We review investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Results of Operations

Acquisition and Disposition Activities

The following summarizes our acquisition and disposition activities during the years ended December 31, 2019 and 2018.

Disposition of SpringHill Suites – Green Bay

On October 24, 2019, we completed the disposition of the SpringHill Suites – Green Bay for an aggregate contractual sales price of $19.4 million, net of expenses of $0.2 million. In connection with the disposition of the SpringHill Suites – Green Bay, we recognized a net gain on the disposition of real estate of approximately $1.4 million (which is included in gain on disposition of investment property on the consolidated statements of operations) for the year ended December 31, 2019.

The disposition of the SpringHill Suites – Green Bay did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift in the Company’s operations that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the SpringHill Suites – Green Bay are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

We currently have one operating segment. As of December 31, 2019, we majority owned and consolidated the operating results and financial condition of 8 limited service hotels containing a total of 872 rooms. Additionally, we held an unconsolidated 22.5% membership interest in the Cove Joint Venture, which we subsequent disposed of on February 12, 2020 (see Note 4 of the Notes to Consolidated Financial Statements for additional information), and an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, both of which we account for under the equity method of accounting. We acquired our 50.0% membership interest in the Hilton Garden Inn Joint Venture on March 27, 2018.

2018:

On March 27, 2018, we acquired a 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in Long Island City, New York, that the Company does not consolidate but rather accounts for under the equity method of accounting.

See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and dispositions.

Comparison of the year ended December 31, 2019 vs. December 31, 2018

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the years ended December 31, 2019 and 2018 are attributable to our consolidated hospitality properties, including the SpringHill Suites – Green Bay through its date of disposition. Overall, our hospitality portfolio experienced an increase in the percentage of rooms occupied from 71.7% to 73.4% for 2018 and 2019, respectively, and decreases in revenue per available room (“RevPAR”) from $89.67 to $87.27 for 2018 and 2019, respectively, and the  average daily rate per room (“ADR”)  from $125.06 to $118.93 for 2018 and 2019, respectively.

Revenues

Revenues decreased by $1.5 million to $32.5 million during the year ended December 31, 2019 compared to $34.0 million for the same period in 2018. The decrease was primarily attributable to lower revenues of $1.3 resulting from the disposition of the SpringHill Suites – Green Bay. The remaining decrease in revenues of $0.2 million was a result of the lower RevPAR and ADR during 2019 compared to 2018 which was offset slightly by the increase in percentage of rooms occupied for the remaining hotels.

Property operating expenses

Property operating expenses decreased by $0.2 million to $20.7 million during the year ended December 31, 2019 compared to $20.9 million for the same period in 2018. The decrease was attributable to lower property operating expenses of $0.5 million resulting from the disposition of the SpringHill Suites – Green Bay partially offset by an increase of approximately $0.3 million due to the higher percentage of rooms occupied during 2019 compared to 2018.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $1.6 million during both the years ended December 31, 2019 and 2018.

General and administrative expense

General and administrative expenses were relatively unchanged at approximately $3.0 million during both the years ended December 31, 2019 and 2018.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $5.7 million during the year ended December 31, 2019 compared to $5.6 million for the same period in 2018.

Interest expense

Interest expense decreased by $0.8 million to $4.4 million during the year ended December 31, 2019 compared to $5.2 million for the same period in 2018. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on disposition of investment property

During the year ended December 31, 2019, we recognized a gain on the disposition of investment property of approximately $1.4 million related to the disposition of the SpringHill Suites – Green Bay on October 24, 2019.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the year ended December 31, 2019 was $2.8 million compared to $2.7 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and our unconsolidated 22.5% membership interest in the Cove Joint Venture (acquired January 31, 2017). We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests. On February 12, 2020, we disposed of our membership interest in the Cove Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT. For the year ended December 31, 2019, our primary sources of funds were approximately $3.3 million of cash flows from operations, $1.0 million of proceeds generated from the sale of our marketable securities and $1.8 million of distributions from our unconsolidated affiliated investments.

We currently believe that these cash resources along with our with our available cash on hand of $6.1 million and marketable securities, available for sale, of $3.2 million as of December 31, 2019 as well as any proceeds generated from the selective disposition of certain assets, including the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020 which provided us with proceeds of approximately $21.9 million, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months.

As of December 31, 2019, we have $66.0 million of outstanding mortgage debt. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2019, our total borrowings were $66.0 million which represented 64% of our net assets.

Our borrowings currently consist of mortgages cross-collateralized by a pool of properties. Our mortgages typically provide for either interest-only payments (generally for variable-rate indebtedness) or level payments (generally for fixed-rate indebtedness) with “balloon” payments due at maturity.

Any future properties that we may acquire or develop may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our assets. These borrowing may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with non-recourse debt. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor, including payments related to asset acquisition fees and asset management fees, the reimbursement of acquisition-related expenses to our Advisor. We also reimburse our advisor for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Upon the liquidation of assets, we may pay our Advisor or its affiliates a real estate disposition commission. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Acquisition fee (1)	$-	$300,000
Disposition fee (2)	39,200	-
Finance fees (3)	303,750	-
Asset management fees (general and administrative costs)	1,802,505	1,720,454
Construction management fees (4)	4,954	51,419

Total	$2,150,409	$2,071,873

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(2)	Disposition fees of $39,200 were paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs.

(3)	Finance fees of $303,750 were capitalized and are reflected in the carrying value of our investment in the Cove Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(4)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows provided by operating activities	$3,274,266	$4,904,896
Cash flows provided by/(used in) investing activities	18,655,902	(22,145,972)
Cash flows used in financing activities	(20,025,656)	(17,850,322)
Net change in cash, cash equivalents and restricted cash	1,904,512	(35,091,398)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of year	$13,543,193	$11,638,681

Our principal sources of cash flow have been derived from operating cash flows and distributions received from our investments in unconsolidated affiliated real estate entities. We believe our cash available on hand and proceeds from the sale of our marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, debt service, capital contributions, redemptions and cancellations of Common Shares, if approved, and distributions, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity along with selective dispositions of assets and/or financings to fund any future investment activities.

Operating activities

The net cash provided by operating activities of $3.3 million during the year ended December 31, 2019 consisted of our net loss of $4.1 million and the gain from the disposition of the SpringHill Suites – Green Bay of $1.4 million offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $8.9 million.

Investing activities

The net cash provided by investing activities of $18.7 million during the year ended December 31, 2019 primarily consisted of proceeds from the sale of the SpringHill Suites – Green Bay of $19.4 million, aggregate distributions from the Cove Joint Venture and the Hilton Garden Inn Joint Venture of $1.8 million and the net sales of approximately $0.8 million of marketable securities offset by capital expenditures of $2.8 million and approximately $0.6 million of additional capital contributions to the Cove Joint Venture and the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $20.0 million during the year ended December 31, 2019 consisted of $13.6 million in payments on our mortgages payable, payment of cash distributions of $4.7 million to our common stockholders, redemptions and cancellation of common stock of $1.4 million and $0.3 million of payments of loan fees and expenses.

Distributions

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared, if any, will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Our Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. For the years ended December 31, 2019 and 2018, we repurchased 141,204 and 174,338 shares of common stock, respectively, at an average price per share of $9.77 and $9.65 per share, respectively.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2019.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$1,059,292	$26,509,613	$38,414,814	$-	$-	$-	$65,983,719
Interest payments	3,284,006	3,043,338	1,224,272	-	-	-	7,551,616
Total	$4,343,298	$29,552,951	$39,639,086	$-	$-	$-	$73,535,335

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

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 4.95% until it was reduced to Libor plus 3.50% effective June 18, 2018. On July 11, 2019, the Revolving Credit Facility was amended to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from Libor plus 3.50% to Libor plus 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Revolving Credit Facility was further amended to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, we (i) made principal paydowns of approximately $0.6 million on both August 22, 2019 and December 31, 2019, (ii) were precluded from making any further draws under the Revolving Credit Facility on the properties currently pledged as collateral through January 31, 2020 and (iii) subject to certain conditions, may be required to make an additional principal paydown of approximately $0.6 million by April 1, 2020.

On October 24, 2019, we completed the disposition of the SpringHill Suites – Green Bay, which was previously designated as collateral under the Revolving Credit Facility. Approximately $12.0 million of the proceeds from the disposition of the SpringHill Suites – Green Bay were used for a required paydown of the Revolving Credit Facility. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

As of December 31, 2019, we had pledged six of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $39.0 million.

Home2 Suites Promissory Note

On October 5, 2016, we entered into an approximately $28.4 million promissory note (the “Home2 Suites Promissory Note”) with a financial institution. The Home2 Suites Promissory Note has a term of five years, bears interest at 4.73% and requires monthly principal and interest payments of $147,806 through its stated maturity with a balloon payment of approximately $26.1 million due at maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotels. The Home2Suites Promissory Note had an outstanding balance of approximately $27.0 million as of December 31, 2019.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of December 31, 2019, we were in compliance with all of our financial covenants.

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

	For the Year Ended December 31,
	2019	2018
Net loss	$(4,063,908)	$(4,273,310)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	3,890,764	3,351,307
Depreciation and amortization of real estate assets	5,673,357	5,610,224
Gain on sale of assets	(1,368,810)	(12,750)
FFO	4,131,403	4,675,471
MFFO adjustments:

Loss on sale of marketable securities	38,359	56,458
Acquisition and other transaction related costs expensed	40,000	(502)
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	342,163	-
MFFO	4,551,925	4,731,427
Straight-line rent(2)	-	-
MFFO - IPA recommended format	$4,551,925	$4,731,427

Net loss	$(4,063,908)	$(4,273,310)
Less: net (income)/loss attributable to noncontrolling interests	48	51
Net loss applicable to Company's common shares	$(4,063,860)	$(4,273,259)
Net loss per common share, basic and diluted	$(0.30)	$(0.32)

FFO	$4,131,403	$4,675,471
Less: FFO attributable to noncontrolling interests	(60)	(84)
FFO attributable to Company's common shares	$4,131,343	$4,675,387
FFO per common share, basic and diluted	$0.31	$0.35

MFFO - IPA recommended format	$4,551,925	$4,731,427
Less: MFFO attributable to noncontrolling interests	(66)	(84)
MFFO attributable to Company's common shares	$4,551,859	$4,731,343

Weighted average number of common shares outstanding, basic and diluted	13,366,468	13,537,316

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2019
FFO attributable to Company's common shares	$15,916,405
Cumulative distributions declared	$25,876,083

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2019 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 10 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2020 through the date of this filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries
(a Maryland corporation)

Index

Page

Report of Independent Registered Public Accounting Firm	29

Financial Statements:

Consolidated Balance Sheets as of December 31, 2019 and 2018	30

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018	31

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018	32

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019 and 2018	33

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	34

Notes to Consolidated Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 20, 2020

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets

Investment property:
Land and improvements	$21,656,730	$22,446,179
Building and improvements	91,585,498	106,017,613
Furniture and fixtures	15,946,892	17,801,356
Construction in progress	160,000	792,307

Gross investment property	129,349,120	147,057,455
Less accumulated depreciation	(17,551,394)	(14,639,315)
Net investment property	111,797,726	132,418,140

Investments in unconsolidated affiliated real estate entities	25,929,408	29,983,987
Cash and cash equivalents	6,102,573	9,965,724
Marketable securities, available for sale	3,228,759	3,708,223
Restricted cash	7,440,620	1,672,957
Accounts receivable and other assets	1,585,759	2,178,388
Total Assets	$156,084,845	$179,927,419

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$2,826,937	$3,529,293
Mortgages payable, net	65,641,277	79,336,807
Due to related parties	451,337	157,114
Distributions payable	-	685,449
Total liabilities	68,919,551	83,708,663

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.3 million and 13.5 million shares issued and outstanding, respectively	133,102	134,515
Additional paid-in-capital	114,002,133	115,380,181
Accumulated other comprehensive loss	(78,676)	(450,285)
Accumulated deficit	(38,983,377)	(30,937,879)
Total Company stockholders' equity	75,073,182	84,126,532

Noncontrolling interests	12,092,112	12,092,224
Total Stockholders' Equity	87,165,294	96,218,756
Total Liabilities and Stockholders' Equity	$156,084,845	$179,927,419

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues	$32,455,782	$33,966,599

Expenses:
Property operating expenses	20,657,994	20,852,350
Real estate taxes	1,582,044	1,627,650
General and administrative costs	2,966,954	2,962,769
Depreciation and amortization	5,673,357	5,610,224

Total operating expenses	30,880,349	31,052,993

Operating income	1,575,433	2,913,606

Interest expense	(4,415,481)	(5,224,217)
Gain on disposition of investment property	1,368,810	-
Loss from investments in unconsolidated affiliated real estate entities	(2,767,916)	(2,695,001)
Other income, net	175,246	732,302

Net loss	(4,063,908)	(4,273,310)

Less: net loss attributable to noncontrolling interests	48	51

Net loss applicable to Company's common shares	$(4,063,860)	$(4,273,259)

Net loss per Company's common shares, basic and diluted	$(0.30)	$(0.32)

Weighted average number of common shares outstanding, basic and diluted	13,366,468	13,537,316

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2019	2018
Net loss	$(4,063,908)	$(4,273,310)

Other comprehensive income/(loss):

Holding gain/(loss) on marketable securities	333,256	(506,750)
Reclassification adjustment for loss included in net loss	38,359	56,458

Other comprehensive income/(loss)	371,615	(450,292)

Comprehensive loss	(3,692,293)	(4,723,602)

Less: Comprehensive loss attributable to noncontrolling interests	42	58

Comprehensive loss attributable to the Company's common shares	$(3,692,251)	$(4,723,544)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2017	13,625,769	$136,258	$117,061,644	$-	$(18,548,148)	$12,092,402	$110,742,156

Net loss	-	-	-	-	(4,273,259)	(51)	(4,273,310)
Other comprehensive loss	-	-	-	(450,285)	-	(7)	(450,292)
Distributions declared	-	-	-	-	(8,116,472)	-	(8,116,472)
Distributions paid to noncontrolling interests	-	-	-	-	-	(120)	(120)
Redemption and cancellation of shares	(174,338)	(1,743)	(1,681,463)	-	-	-	(1,683,206)

BALANCE, December 31, 2018	13,451,431	134,515	115,380,181	(450,285)	(30,937,879)	12,092,224	96,218,756

Net loss	-	-	-	-	(4,063,860)	(48)	(4,063,908)
Other comprehensive income	-	-	-	371,609	-	6	371,615
Distributions declared	-	-	-	-	(3,981,638)	-	(3,981,638)
Distributions paid to noncontrolling interests	-	-	-	-	-	(70)	(70)
Redemption and cancellation of shares	(141,204)	(1,413)	(1,378,048)	-	-	-	(1,379,461)

BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,063,908)	$(4,273,310)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,767,916	2,695,001
Depreciation and amortization	5,673,357	5,610,224
Amortization of deferred financing costs	282,695	475,663
Gain on disposition of investment property	(1,368,810)	-
Other non-cash adjustments	79,976	101,614
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	403,573	(189,919)
(Decrease)/increase in accounts payable and other accrued expenses	(794,756)	491,427
Increase/(decrease) in due to related parties	294,223	(5,804)

Net cash provided by operating activities	3,274,266	4,904,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,833,140)	(3,058,003)
Proceeds from sale of marketable securities	1,018,865	1,957,490
Purchase of marketable securities	(205,335)	(6,172,462)
Proceeds from disposition of investment property, net	19,388,850	-
Investments in unconsolidated affiliated real estate entities	(550,442)	(15,435,497)
Distributions from unconsolidated affiliated real estate entities	1,837,104	562,500

Net cash provided by/(used in) investing activities	18,655,902	(22,145,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(13,638,270)	(7,981,638)
Payment of loan fees and expenses	(340,766)	(60,002)
Distributions to noncontrolling interests	(70)	(120)
Distributions to common stockholders	(4,667,089)	(8,125,356)
Redemption and cancellation of common shares	(1,379,461)	(1,683,206)
Net cash used in financing activities	(20,025,656)	(17,850,322)

Net change in cash, cash equivalents and restricted cash	1,904,512	(35,091,398)
Cash, cash equivalents and restricted cash, beginning of year	11,638,681	46,730,079
Cash, cash equivalents and restricted cash, end of year	$13,543,193	$11,638,681

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,231,871	$4,814,839
Distributions declared, but not paid	$-	$685,449
Investment property acquired but not paid	$92,404	$154,987
Holding gain/loss on marketable securities, available for sale	$371,615	$450,292

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Structure

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of December 31, 2019, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of December 31, 2019, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 22.5% membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) which the Company subsequently disposed of on February 12, 2020 and (iii) an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). The Company accounts for its unconsolidated membership interests in both the Cove Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200,000, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the ‘‘Sponsor’’) during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with the Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets.

The Company’s Advisor has certain affiliates which may manage the properties the Company acquires. However, the Company also contracts with other unaffiliated third-party property managers, principally for the management of its hospitality properties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any market for its Common Shares until they are listed for trading. In the event the Company does not begin the process of achieving a liquidity event prior to March 31, 2025, which is the eighth anniversary of the termination of its Offering, its charter requires either (a) an amendment to its charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert limited partner units into cash or, at the Company’s option, an equal number of its Common Shares.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return.

The Advisor and its affiliates and the Special Limited Partner are related parties of the Company. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of our assets during the Company’s acquisition, operational and liquidation stages. The compensation levels during the acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 8 – Related Party Transactions for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2019, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2019 and 2018

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary are accounted for using the equity method. Investments in other real estate entities where the Company has virtually no influence will be accounted for using the cost method.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of December 31, 2019, restricted cash also included approximately $5.2 million resulting from the sale of a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin (see Note 3), temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2019	2018
Cash and cash equivalents	$6,102,573	$9,965,724
Restricted cash	7,440,620	1,672,957
Total cash, cash equivalents and restricted cash	$13,543,193	$11,638,681

Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. The Company’s marketable equity securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations.

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

For the Years Ended December 31, 2019 and 2018

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

	For the Year Ended December 31,
Revenues	2019	2018
Room	$31,057,929	$32,696,125
Food, beverage and other	1,397,853	1,270,474
Total revenues	$32,455,782	$33,966,599

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

Accounting for Business Combinations

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

For the Years Ended December 31, 2019 and 2018

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

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The Company reviews investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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

Income Taxes

The Company elected to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2015. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"), including when it acquires a hotel it usually establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Concentration of Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$65,983,719	$65,974,411	$79,621,989	$78,692,677

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. Disposition of SpringHill Suites – Green Bay

On August 19, 2019, certain wholly owned subsidiaries (collectively, the “Green Bay Sellers”) of the Operating Partnership and MCR Hospitality Fund REIT LLC (the “Green Bay Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “SpringHill Suites – Green Bay Agreement”) pursuant to which the Green Bay Sellers would dispose of the SpringHill Suites – Green Bay to the Green Bay Buyer for a contractual sales price of $19.6 million.

On October 24, 2019, pursuant to the terms of the SpringHill Suites – Green Bay Agreement, the Green Bay Sellers completed the disposition of the SpringHill Suites – Green Bay to the Green Bay Buyer for $19.4 million, net of expenses of $0.2 million, resulting in a gain on the disposition of investment property of approximately $1.4 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Additionally, approximately $12.0 million of the proceeds were used for a required paydown of the Company’s nonrecourse revolving credit facility (the “Revolving Credit Facility”) (See Note 6) and approximately $5.2 million of the proceeds were placed in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, and is classified as restricted cash on the consolidated balance sheet at December 31, 2019.

The disposition of the SpringHill Suites – Green Bay did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift in the Company’s operations that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the SpringHill Suites – Green Bay are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

4. Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2019	December 31, 2018
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$14,150,280	$17,214,909
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	11,779,128	12,769,078
Total investments in unconsolidated affiliated real estate entities			$25,929,408	$29,983,987

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

The Company paid approximately $20.0 million for a 22.5% membership interest in the Cove Joint Venture. The Company’s ownership interest in the Cove Joint Venture was a non-managing interest. The Company determined that the Cove Joint Venture was a variable interest entity but the Company was not the primary beneficiary. The Company accounted for its ownership interest in the Cove Joint Venture in accordance with the equity method of accounting because it exerted significant influence over but did not control the Cove Joint Venture. All capital contributions and distributions of earnings from the Cove Joint Venture were made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Cove Joint Venture are made to the members pursuant to the terms of the Cove Joint Venture’s operating agreement. An affiliate of Maximus is the asset manager of the Cove and receives certain fees as defined in the Property Management Agreement for the management of the Cove. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of January 31, 2017 with respect to its 22.5% membership interest in the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Subsequent to the Company’s acquisition of its 22.5% membership interest in the Cove Joint Venture through December 31, 2019, it made an aggregate of $2.6 million (including $0.5 million during the year ended December 31, 2019) of additional capital contributions and received aggregate distributions of $0.9 million (all during the year ended December 31, 2019).

On December 17, 2019, REIT III Cove LLC, REIT IV Cove LLC, LSG Cove LLC (collectively, the “Redeemers”), Maximus and the Cove Joint Venture entered into a redemption agreement (the “Redemption Agreement”), pursuant to which the Cove Joint Venture would redeem the membership interests of the Redeemers for an aggregate redemption price of approximately $87.6 million.

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million.

The Cove Joint Venture Financial Information

The Company’s carrying value of its interest in the Cove Joint Venture differed from its share of member’s equity reported in the condensed balance sheet of the Cove Joint Venture due to the Company’s basis of its investment in excess of the historical net book value of the Cove Joint Venture. The Company’s additional basis allocated to depreciable assets was being recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenues	$16,129	$14,604

Property operating expenses	5,057	4,995
General and administrative costs	119	169
Depreciation and amortization	11,498	10,211
Operating loss	(545)	(771)

Loss on debt extinguisment	(1,521)	-
Interest expense and other, net	(9,424)	(11,002)
Net loss	$(11,490)	$(11,773)

Company's share of net loss (22.5%)	$(2,585)	$(2,649)

Adjustment to depreciation and amortization expense (1)	(40)	(97)

Company's loss from investment	$(2,625)	$(2,746)

The following table represents the condensed balance sheets for the Cove Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2019	December 31, 2018
Real estate, at cost (net)	$138,045	$148,441
Cash and restricted cash	1,491	2,138
Other assets	1,141	1,810
Total assets	$140,677	$152,389

Mortgage payable, net	$178,353	$174,098
Other liabilities	1,339	2,776
Members' deficit (1)	(39,015)	(24,485)
Total liabilities and members' deficit	$140,677	$152,389

1.	The adjustment to depreciation and amortization expense related to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2019, it has made an aggregate of $0.7 million (including $0.1 million during the year ended December 31, 2019) of additional capital contributions and received aggregate distributions of $1.5 million (including $0.9 million during the year ended December 31, 2019).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Year Ended December 31, 2019	For the Period March 27, 2018 (date of investment) through December 31, 2018
Revenues	$11,009	$9,044

Property operating expenses	6,761	5,502
General and administrative costs	-	62
Depreciation and amortization	2,527	1,914
Operating income	1,721	1,566

Interest expense and other, net	(2,006)	(1,465)
Net (loss)/income	$(285)	$101
Company's share of net (loss)/income (50.00%)	$(143)	$51

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2019	December 31, 2018
(amounts in thousands)
Investment property, net	$56,775	$58,799
Cash	904	554
Other assets	894	1,218
Total assets	$58,573	$60,571

Mortgage payable, net	$34,821	$34,766
Other liabilities	794	867
Members' capital	22,958	24,938
Total liabilities and members' capital	$58,573	$60,571

5. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$387,529	$805	$-	$388,334

Debt securities:
Corporate Bonds	2,919,095	60,550	(139,220)	2,840,425

Total	$3,306,624	$61,355	$(139,220)	$3,228,759

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities	$4,158,515	$-	$(450,292)	$3,708,223

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2019, the Company did not recognize any impairment charges.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

As of December 31, 2019, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the year ended December 31, 2019.

The fair values of the Company’s investments in equity securities are measured using quoted prices in active markets for identical assets and debt securities are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2019
Due in 1 year	$-
Due in 1 year through 5 years	2,233,390
Due in 5 year through 10 years	-
Due after 10 years	607,035
Total	$2,840,425

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

6. Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of December 31, 2019	Maturity Date	Amount Due at Maturity	As of December 31, 2019	As of December 31, 2018
Revolving Credit Facility	LIBOR + 3.50%	5.71%	July 2022	$38,414,814	$38,988,014	$52,159,414

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,995,705	27,462,575

Total mortgages payable		5.31%		$64,542,386	65,983,719	79,621,989

Less: Deferred financing costs					(342,442)	(285,182)

Total mortgage payable, net					$65,641,277	$79,336,807

The Company, through certain subsidiaries, has a Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides the Company with a line of credit of up to $60.0 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 4.95% until it was reduced to Libor plus 3.50% effective June 18, 2018. On July 11, 2019, the Company and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from Libor plus 3.50% to Libor plus 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Company and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, the Company (i) made a principal paydown of approximately $0.6 million on August 22, 2019, (ii) made an additional principal paydown of approximately $0.6 million on December 31, 2019, (iii) was precluded from making any further draws under the Revolving Credit Facility on the properties currently pledged as collateral through January 31, 2020 and (iv) subject to certain conditions, may be required to make an additional principal paydown of approximately $0.6 million by April 1, 2020.

On October 24, 2019, the Company completed the disposition of the SpringHill Suites – Green Bay, which was previously designated as collateral under the Revolving Credit Facility. Approximately $12.0 million of the proceeds from the disposition of the SpringHill Suites – Green Bay were used for a required paydown of the Revolving Credit Facility. See Note 3.

As of December 31, 2019, the Company had pledged six of its hotel properties as collateral under the Revolving Credit Facility.

On October 5, 2016, the Company entered into a promissory note (the “Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of approximately $26.1 million due upon maturity. The Promissory Note is cross-collateralized by two of the Company’s hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$1,059,292	$26,509,613	$38,414,814	$-	$-	$-	$65,983,719

Less: Deferred financing costs							(342,442)

Total principal maturiteis, net							$65,641,277

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.3 million and $1.7 million was held in restricted escrow accounts as of December 31, 2019 and 2018, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio. As of December 31, 2019, the Company was in compliance with all of its financial debt covenants.

7. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2019 and December 31, 2018, the Company had no outstanding shares of preferred stock.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Distributions

On June 19, 2019, the Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Total distributions declared during the years ended December 31, 2019 and 2018 were $4.0 million and $8.1 million, respectively.

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to it, subject to restrictions. For the years ended December 31, 2019 and 2018, we repurchased 141,204 and 174,338 shares of common stock, respectively, at an average price per share of $9.77 and $9.64 per share, respectively.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

8. Related Party and Other Transactions

The Company has agreements with the Advisor and its affiliates and the Special Limited Partner pursuant to which is has and/or will pay certain fees and liquidation distributions in exchange for services performed or consideration given by these entities and other affiliated entities. The following table summarizes all the compensation and fees the Company paid or may pay to the Advisor and its affiliates, including amounts to reimburse their costs in providing services. The Special Limited Partner has made contributions to the Operating Partnership in exchange for Subordinated Participation Interests in the Operating Partnership that may entitle the Special Limited Partner to subordinated distributions as described in the table below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

Acquisition Expenses	The Company reimburses the Advisor for expenses actually incurred related to selecting or acquiring assets on the Company’s behalf, regardless of whether or not the Company acquires the related assets. In addition, the Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to legal fees and expenses, travel and communications expenses, cost of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses and title insurance premiums, regardless of whether or not the Company acquires the related assets. In no event will the total of all acquisition fees, financing coordination fees and acquisition expenses (including those paid to third parties, as described above) payable with respect to a particular investment be unreasonable or exceed 5% of the contractual purchase price of each property including its pro rata share (direct or indirect) of debt attributable to such property) or 5% of the amount advanced for a loan or other investment (including its pro rata share (direct or indirect) of debt attributable to attributable to such investment), as applicable.

Construction Management Fee	The Company may engage affiliates of the Advisor to provide construction management services for some of its properties. The Company will pay a construction management fee in an amount of up to 5% of the cost of any improvements that the affiliates of the Advisor may undertake. The affiliates of the Advisor may subcontract the performance of their duties to third parties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Fees	Amount
Asset Management Fee

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

From the Company’s inception through December 31, 2019, no property management fees or separate fees have been incurred.

Operating Expenses

The Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under ‘‘— Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. From the Company’s inception through December 31, 2019, the Company has not reimbursed the Advisor for providing any administrative services.

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

For the Years Ended December 31, 2019 and 2018

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

Liquidation/Listing Stage
Real Estate Disposition Commissions

For substantial services in connection with the sale of a property, the Company will pay to the Advisor or any of its affiliates a real estate disposition commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contractual sales price or a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. The Company’s independent directors will determine whether the Advisor or its affiliates have provided a substantial amount of services to the Company in connection with the sale of a property. A substantial amount of services in connection with the sale of a property includes the preparation by the Advisor or its affiliates of an investment package for the property (including an investment analysis, an asset description and other due diligence information) or such other substantial services performed by the Advisor or its affiliates in connection with a sale. Disposition fees of $39,200 were paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs during the year ended December 31, 2019. No real estate disposition commissions were incurred during the year ended December 31, 2018.

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

From the Company’s inception through December 31, 2019, no annual subordinated performance fees have been incurred.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

From the Company’s inception through December 31, 2019, no liquidating distributions have been made.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2019	2018
Acquisition fee (1)	$-	$300,000
Disposition fee (2)	39,200	-
Finance fees (3)	303,750	-
Asset management fees (general and administrative costs)	1,802,505	1,720,454
Construction management fees (4)	4,954	51,419

Total	$2,150,409	$2,071,873

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(2)	Disposition fees of $39,200 were paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs.

(3)	Finance fees of $303,750 were capitalized and are reflected in the carrying value of our investment in the Cove Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(4)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

Franchise Agreements

As of December 31, 2019, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales.  The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2028 and 2034.

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

10. Subsequent Event

  The extent to which the Company’s business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, which could impact overall demand in the hospitality industry, all of which are highly uncertain and cannot be reasonably predicted.

If demand for the Company’s hotel rooms is negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, the Company’s business and financial results could be materially and adversely impacted.

While the Company believes there are certain cost reduction strategies it can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2019, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2020 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since
David Lichtenstein	59	Chief Executive Officer and Chairman of the Board of Directors	2020	2014
Edwin J. Glickman	88	Director	2020	2014
George R. Whittemore	70	Director	2020	2014

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

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	59	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	67	President and Chief Operating Officer
Joseph Teichman	46	General Counsel and Secretary
Seth Molod	56	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2018.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2019, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our directors and executive officers serving in such capacities:

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

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property. Disposition fees of $39,200 were paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs during the year ended December 31, 2019. No real estate disposition commissions were incurred during the year ended December 31, 2018.

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. No annual subordinated performance fees were incurred during the years ended December 31, 2019 and 2018, respectively.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. As of December 31, 2019 and 2018, we owed the Advisor and its affiliated entities an aggregate of $451,337 and $157,114, respectively, which was principally for costs paid on our behalf, and is classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2019	2018
Acquisition fee (1)	$-	$300,000
Disposition fee (2)	39,200	-
Finance fees (3)	303,750	-
Asset management fees (general and administrative costs)	1,802,505	1,720,454
Construction management fees (4)	4,954	51,419

Total	$2,150,409	$2,071,873

(1)	Acquisition fees of $300,000 were capitalized and are reflected in the carrying value of our investment in the Hilton Garden Inn Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(2)	Disposition fees of $39,200 were paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs.

(3)	Finance fees of $303,750 were capitalized and are reflected in the carrying value of our investment in the Cove Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

(4)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. Although the actual amounts are dependent upon results of operations and, therefore, cannot be determined at the present time, distributions to the Special Limited Partner, as holder of the Subordinated Participation Interests, could be substantial.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2019	Year ended December 31, 2018
Audit Fees (a)	$202,650	$193,725
Audit-Related Fees (b)	12,500	16,250
Tax Fees (c)	79,560	86,500

Total Fees	$294,710	$296,475

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust III, Inc.’s audited financial statements as of and for the year ended December 31, 2019.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2019

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
3.1(1)	Articles of Amendment and Restatement of Lightstone Value Plus Real Estate Investment Trust III, Inc.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust III, Inc.
4.1(3)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2	Distribution Reinvestment Program, included as Appendix C to prospectus
4.3*	Description of Shares
4.4(4)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1 (3)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(3)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4 (5)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(2)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.
(3)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: March 20, 2020	By:	s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 20, 2020
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 20, 2020
Seth Molod	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	March 20, 2020
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 20, 2020
George R. Whittemore

