Form 10-Q
period 2020-03-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2020-05-15
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☐  No ☒

As of May 15, 2020, there were approximately 13.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Investment property:
Land and improvements	$21,657,998	$21,656,730
Building and improvements	91,607,683	91,585,498
Furniture and fixtures	16,124,890	15,946,892
Construction in progress	5,650	160,000

Gross investment property	129,396,221	129,349,120
Less accumulated depreciation	(18,807,407)	(17,551,394)
Net investment property	110,588,814	111,797,726

Investments in unconsolidated affiliated real estate entities	11,279,988	25,929,408
Cash and cash equivalents	25,759,893	6,102,573
Marketable securities, available for sale	2,746,467	3,228,759
Restricted cash	7,697,310	7,440,620
Accounts receivable and other assets	1,753,126	1,585,759

Total Assets	$159,825,598	$156,084,845

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$2,577,096	$2,826,937
Mortgages payable, net	65,565,421	65,641,277
Due to related parties	379,259	451,337

Total liabilities	68,521,776	68,919,551

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million and 13.3 million shares issued and outstanding, respectively	132,298	133,102
Additional paid-in-capital	113,205,240	114,002,133
Accumulated other comprehensive loss	(583,555)	(78,676)
Accumulated deficit	(33,542,347)	(38,983,377)

Total Company stockholders' equity	79,211,636	75,073,182

Noncontrolling interests	12,092,186	12,092,112

Total Stockholders' Equity	91,303,822	87,165,294

Total Liabilities and Stockholders' Equity	$159,825,598	$156,084,845

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues	$5,276,400	$7,171,663

Expenses:
Property operating expenses	4,009,180	4,876,679
Real estate taxes	376,117	406,308
General and administrative costs	698,698	753,181
Depreciation and amortization	1,272,082	1,429,794

Total operating expenses	6,356,077	7,465,962

Operating loss	(1,079,677)	(294,299)

Interest expense	(839,827)	(1,183,261)
Loss from investments in unconsolidated affiliated real estate entities	(612,813)	(1,088,750)
Gain on disposition of investment in unconsolidated affiliated real estate entity	7,876,639	-
Other income, net	96,790	23,305

Net income/(loss)	5,441,112	(2,543,005)

Less: net (income)/loss attributable to noncontrolling interests	(82)	35

Net income/(loss) applicable to Company's common shares	$5,441,030	$(2,542,970)

Net income/(loss) per Company's common shares, basic and diluted	$0.41	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	13,244,817	13,396,734

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net income/(loss)	$5,441,112	$(2,543,005)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(504,887)	231,480
Reclassification adjustment for loss included in net income	-	38,359

Other comprehensive (loss)/income	(504,887)	269,839

Comprehensive income/(loss)	4,936,225	(2,273,166)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(74)	32

Comprehensive income/(loss) attributable to the Company's common shares	$4,936,151	$(2,273,134)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756

Net loss	-	-	-	-	(2,542,970)	(35)	(2,543,005)
Other comprehensive income	-	-	-	269,836	-	3	269,839
Distributions declared (a)	-	-	-	-	(1,980,093)	-	(1,980,093)
Distributions paid to noncontrolling interests	-	-	-	-	-	(29)	(29)
Redemption and cancellation of shares	(67,434)	(674)	(655,686)	-	-	-	(656,360)

BALANCE, March 31, 2019	13,383,997	$133,841	$114,724,495	$(180,449)	$(35,460,942)	$12,092,163	$91,309,108

(a) Distributions per share were $0.15.

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294

Net income	-	-	-	-	5,441,030	82	5,441,112
Other comprehensive loss	-	-	-	(504,879)	-	(8)	(504,887)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)

BALANCE, March 31, 2020	13,229,791	$132,298	$113,205,240	$(583,555)	$(33,542,347)	$12,092,186	$91,303,822

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,441,112	$(2,543,005)
Adjustments to reconcile net income/(loss) to net cash
used in operating activities:
Loss from investments in unconsolidated affiliated real estate entities	612,813	1,088,750
Depreciation and amortization	1,272,082	1,429,794
Amortization of deferred financing costs	45,232	103,069
Gain on disposition of investment in unconsolidated affiliated entity	(7,876,639)	-
Other non-cash adjustments	19,529	38,494
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(196,874)	(456,166)
(Decrease)/increase in accounts payable and other accrued expenses	(157,311)	131,369
(Decrease)/increase in due to related parties	(72,078)	150,955

Net cash used in operating activities	(912,134)	(56,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(139,630)	(1,067,711)
Purchase of marketable securities	(28,686)	(35,808)
Proceeds from sale of marketable securities	-	1,018,865
Investment in unconsolidated affiliated real estate entities	-	(193,921)
Distribution from unconsolidated affiliated real estate entity	44,000	-
Proceeds from disposition of unconsolidated affiliated real estate entity	21,869,246	-

Net cash provided by/(used in) investing activities	21,744,930	(278,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(121,089)	(119,083)
Distributions to noncontrolling interests	-	(29)
Distributions to common stockholders	-	(1,983,510)
Redemption and cancellation of common shares	(797,697)	(656,360)

Net cash used in financing activities	(918,786)	(2,758,982)

Net change in cash, cash equivalents and restricted cash	19,914,010	(3,094,297)
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of period	$33,457,203	$8,544,384

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$803,508	$1,100,539
Distributions declared, but not paid	$-	$682,032
Investment property acquired but not paid	$5,650	$180,456
Holding loss/gain on marketable securities, available for sale	$504,887	$269,839
The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$25,759,893	$6,564,842
Restricted cash	7,697,310	1,979,542
Total cash, cash equivalents and restricted cash	$33,457,203	$8,544,384

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Lightstone Value Plus Real Estate Investment Trust III, Inc. (‘‘Lightstone REIT III’’), is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of March 31, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of March 31, 2020, the Company majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2019 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
Revenues	2020	2019
Room	$5,046,817	$6,879,092
Food, beverage and other	229,583	292,571

Total revenues	$5,276,400	$7,171,663

Restricted cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of the Company’s consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of March 31, 2020 and December 31, 2019, restricted cash also included approximately $5.2 million of the net proceeds from the October 2019 sale of the Company’s SpringHill Suites by Marriott hotel, located in Green Bay, Wisconsin. These funds were temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. However, the Company decided not to pursue a like-kind exchange transaction and the funds were subsequently released in May 2020.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2020, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where the Company operates properties have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and restrictions on types of business that may continue to operate. Many states have recently announced guidelines to reduce certain of these restrictions.

Commencing in March 2020, room demand for the Company’s consolidated and unconsolidated hotels has significantly declined due to the COVID-19 pandemic resulting in lower occupancy and rental revenues during the first quarter of 2020 compared to first quarter of 2019. These trends have continued into the second quarter of 2020 and if demand for the Company’s hotel rooms continues to be negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, the Company’s business and financial results could be materially and adversely impacted.

In light of the impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken certain actions to preserve its liquidity, including the following:

•	The Company has implemented various cost reduction strategies for its hotels, including the deferral of all non-critical capital expenditures. However, there can be no assurance that these cost reductions will fully mitigate the adverse impact of any lost revenue and income.
•	The Company has been proactively working with its lenders to obtain or seek to obtain modification of key terms to its indebtedness, including interest rate reductions, forbearance of scheduled debt service and waivers of financial covenants. While the Company has historically been successful in obtaining modifications of key terms for certain of its indebtedness, discussions with lenders are ongoing and there can be no assurance the Company will be successful in its endeavors. See Note 5 for additional information.
•	On March 19, 2020, the Company’s board of directors approved the suspension of all redemptions under the Company’s shareholder redemption program. See Note 10 for additional information.

•	In May 2020, the Company had approximately $5.2 million of funds released to it from an escrow account.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$-	$14,150,280
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	11,279,988	11,779,128
Total investments in unconsolidated affiliated real estate entities			$11,279,988	$25,929,408

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

Subsequent to the Company’s acquisition of its 22.5% membership interest in the Cove Joint Venture, it made an aggregate of $2.6 million of additional capital contributions and received aggregate distributions of $0.9 million. All of these additional capital contributions were made and distributions received in periods prior to 2020.

On December 17, 2019, REIT III Cove LLC, REIT IV Cove LLC, LSG Cove LLC (collectively, the “Redeemers”), Maximus and the Cove Joint Venture entered into a redemption agreement (the “Redemption Agreement”), pursuant to which the Cove Joint Venture would redeem the membership interests of the Redeemers for an aggregate redemption price of approximately $87.6 million.

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $7.9 million, which is included on the consolidated statements of operations for the three months ended March 31, 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company no longer has an ownership interest in the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The Cove Joint Venture Financial Information

The Company’s carrying value of its interest in the Cove Joint Venture differed from its share of member’s equity reported in the condensed balance sheet of the Cove Joint Venture because the Company’s basis of its investment was in excess of the historical net book value of the Cove Joint Venture. The Company’s additional basis was allocated to depreciable assets was recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through February 12, 2020	For the Three Months Ended March 31, 2019

Revenue	$1,375	$3,693

Property operating expenses	430	1,240
General and administrative costs	13	42
Depreciation and amortization	960	2,837

Operating loss	(28)	(426)

Interest expense and other, net	(652)	(2,934)

Net loss	$(680)	$(3,360)

Company's share of net loss (22.50%)	$(153)	$(756)

Additional depreciation and amortization expense (1)	(5)	(10)

Company's loss from investment	$(158)	$(766)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2019

Real estate, at cost (net)	$138,045
Cash and restricted cash	1,491
Other assets	1,141

Total assets	$140,677

Mortgage payable, net	$178,353
Other liabilities	1,339
Members' deficit (1)	(39,015)

Total liabilities and members' deficit	$140,677

1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a mortgage loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2020, it has made an aggregate of $0.7 million of additional capital contributions and received aggregate distributions of $1.5 million (of which $44,000 was received in 2020).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Revenues	$1,540	$2,008

Property operating expenses	1,344	1,505
General and administrative costs	18	-
Depreciation and amortization	630	642
Operating loss	(452)	(139)
Interest expense	(457)	(506)

Net loss	$(909)	$(645)

Company's share of net loss (50.00%)	$(455)	$(323)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	March 31, 2020	December 31, 2019
(amounts in thousands)

Investment property, net	$56,558	$56,775
Cash	507	904
Other assets	753	894

Total assets	$57,818	$58,573

Mortgage payable, net	$34,835	$34,821
Other liabilities	1,023	794
Members' capital	21,960	22,958

Total liabilities and members' capital	$57,818	$58,573

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$416,216	$-	$(6,092)	$410,124

Debt securities:
Corporate Bonds	2,919,095	-	(582,752)	2,336,343

Total	$3,335,311	$-	$(588,844)	$2,746,467

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$387,529	$805	$-	$388,334

Debt securities:
Corporate Bonds	2,919,095	60,550	(139,220)	2,840,425

Total	$3,306,624	$61,355	$(139,220)	$3,228,759

Financial markets have experienced significant volatility in response to the current COVID-19 pandemic, including significant reductions in market interest rates and market prices of certain debt securities during the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company’s experienced a holding loss of approximately $0.6 million on its available for sale marketable debt securities, which is included in its consolidated statements of comprehensive income.

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility associated with the current COVID-19 pandemic resulting in significant reductions in market interest rates and market prices of certain debt securities. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges on its investments in debt securities. As of March 31, 2020, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

The Company may sell certain of its investments in marketable debt securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

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

As of March 31, 2020 and December 31, 2019, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the during the three months ended March 31, 2020.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2020
Due in 1 year	$-
Due in 1 year through 5 years	2,036,343
Due in 5 year through 10 years	-
Due after 10 years	300,000
Total	$2,336,343

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate				As of
Description	Interest Rate	as of March 31, 2020	Maturity Date	Amount Due at Maturity	As of March 31, 2020	December 31, 2019

Revolving Credit Facility	LIBOR + 3.50%	4.80%	July 2022	$38,988,014	$38,988,014	$38,988,014

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,874,616	26,995,705

Total mortgages payable		4.77%		$65,115,586	65,862,630	65,983,719

Less: Deferred financing costs					(297,209)	(342,442)

Total mortgage payable, net					$65,565,421	$65,641,277

Revolving Credit Facility

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 4.95% until it was reduced to Libor plus 3.50% effective June 18, 2018. On July 11, 2019, the Company and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from Libor plus 3.50% to Libor plus 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Company and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, the Company was required to make principal paydowns of approximately $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of approximately $0.6 million on April 1, 2020.

As of March 31, 2020, six of the Company’s hotel properties were pledged as collateral under the Revolving Credit Facility.

Because of the impact of the COVID-19 pandemic on the operating performance of the six hotels pledged as collateral under the Revolving Credit Facility, the Company and the lender have agreed to certain changes to terms of the Revolving Credit Facility. The key changes are as follows:

•	The Company will receive a deferral of monthly debt service for the payments due on April 1, 2020 through September 1, 2020, with the deferred payments added to the principal balance due at maturity;
•	Subject to certain conditions, including maintenance of a minimum aggregate of $25.0 million of deposits with the lender by the Company, The Lightstone Group, LLC and/or other affiliated entities, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021;
•	The Company will deposit $0.9 million into a cash collateral account to be applied against the monthly debt service payments due on October 1, 2020 through March 1, 2021; and
•	The additional principal paydown of approximately $0.6 million, which was due on April 1, 2020, will be bifurcated into two separate principal paydowns, each one approximately $0.3 million, with the first paydown due by June 30, 2020 and the second paydown due by September 30, 2020;
•	Waiver of all financial covenants until June 30, 2021.

Home2 Suites Promissory Note

On October 5, 2016, the Company entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of approximately $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of the Company’s hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City).

Despite the impact of the COVID-19 pandemic on the operating performance of the two hotels cross-collateralizing the Home2 Suites Promissory Note, the Company has continued to make scheduled monthly debt service payments. However, the Company is currently engaged in discussions with the servicer of the Home2 Suites Promissory Note and is seeking forbearance of certain future scheduled monthly debt service. There can be no assurance that the Company will be successful in its endeavors.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$938,203	$26,509,613	$38,414,814	$-	$-	$-	$65,862,630

Less: Deferred financing costs							(297,209)

Total principal maturiteis, net							$65,565,421

Pursuant to the Company’s debt agreements, approximately $2.5 million and $2.3 million of funds were held in restricted escrow accounts as of March 31, 2020 and December 31, 2019, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Asset management fees (general and administrative costs)	$355,818	$453,569

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$65,862,630	$66,574,623	$65,983,719	$65,974,411

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

10. Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to the Company, subject to certain restrictions. From the Company’s date of inception through December 31, 2019 we repurchased 397,370 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.72 per share. For the three months ended March 31, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of March 31, 2020, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and restrictions on types of business that may continue to operate. Many states have recently announced guidelines to reduce certain of these restrictions.

Commencing in March 2020, room demand for our consolidated and unconsolidated hotels has significantly declined due to the COVID-19 pandemic resulting in lower occupancy and rental revenues during the first quarter of 2020 compared to first quarter of 2019. These trends have continued into the second quarter of 2020 and if demand for our hotel rooms continues to be negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, our business and financial results could be materially and adversely impacted.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken certain actions to preserve our liquidity, including the following:

•	We have implemented various cost reduction strategies for our hotels, including the deferral of all non-critical capital expenditures. However, there can be no assurance that these cost reductions will fully mitigate the adverse impact of any lost revenue and income.
•	We have been proactively working with our lenders to obtain or seek to obtain modification of key terms to our indebtedness, including interest rate reductions, forbearance of scheduled debt service and waivers of financial covenants. While we have historically been successful in obtaining modifications of key terms for certain of our indebtedness, discussions with lenders are ongoing and there can be no assurance we will be successful in our endeavors. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
•	On March 19, 2020, our board of directors approved the suspension of all redemptions under our shareholder redemption program. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

•	In May 2020, we had approximately $5.2 million of funds released to us from an escrow account. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

The COVID-19 pandemic and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

			Date	Year to Date Available	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months	Average Daily Rate For the Three Months Ended
	Location	Year Built	Acquired	Rooms	March 31, 2020	Ended March 31, 2020	March 31, 2020

Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,920	58.9%	$58.66	$99.67

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	13,286	67.6%	65.17	96.44

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	7,826	64.1%	63.93	99.67

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	8,372	50.0%	56.47	113.03

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	11,375	54.8%	56.79	103.63

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	12,649	66.0%	84.36	127.88

Fairfield Inn – Austin (1)	Austin, Texas	2014	9/13/2016	7,644	54.9%	53.08	96.75

Staybridge Suites – Austin (1)	Austin, Texas	2009	10/7/2016	7,360	61.5%	60.94	99.14

			Total	79,432	60.3%	$63.54	$105.35

Unconsolidated Affiliated Real Estate Entity:

Hospitality			Date	Year to Date Available	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months	Average Daily Rate For the Three Months Ended
	Location	Year Built	Acquired	Rooms	March 31, 2020	Ended March 31, 2020	March 31, 2020

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	16,653	71.3%	$84.83	$119.01

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2019.

Results of Operations

Disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020.

Disposition of SpringHill Suites – Green Bay

On October 24, 2019, we completed the disposition of the SpringHill Suites – Green Bay for an aggregate contractual sales price of $19.4 million, net of expenses of $0.2 million. In connection with the disposition of the SpringHill Suites – Green Bay, we recognized a net gain on the disposition of real estate of approximately $1.4 million during the third quarter of 2019.

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

We currently have one operating segment. As of March 31, 2020, we majority owned and consolidated the operating results and financial condition of 8 limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which we account for under the equity method of accounting.

Comparison of the three months ended March 31, 2020 vs. March 31, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2020 and 2019 are attributable to our consolidated hospitality properties, including the SpringHill Suites – Green Bay through its date of disposition. Hospitality properties which were owned by us during the entire periods presented are referred to as our “Same Store Hotels”. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 67.5% to 60.3% for the first quarters of 2019 and 2020, respectively, revenue per available room (“RevPAR”) from $76.51 to $63.54 for the first quarters of 2019 and 2020, respectively, and the  average daily rate per room (“ADR”)  from $113.30 to $105.35 for the first quarters of 2019 and 2020, respectively.

Revenues

Revenues decreased by $1.9 million to $5.3 million during the three months ended March 31, 2020 compared to $7.2 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, revenues for our Same Store Hotels decreased by $1.2 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 quarterly period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic, as evidenced by a $1.3 million decline in March 2020 monthly revenues compared to March 2019 monthly revenues.

Property operating expenses

Property operating expenses decreased by $0.9 million to $4.0 million three months ended March 31, 2020 compared to $4.9 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, property operating expenses for our Same Store Hotels decreased by $0.4 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.4 million during both the three months ended March 31, 2020 and 2019.

General and administrative expense

General and administrative expenses decreased slightly by less than $0.1 million to $0.7 million three months ended March 31, 2020 compared to $0.8 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $1.3 million during the three months ended March 31, 2020 compared to $1.4 million for the same period in 2019.

Interest expense

Interest expense decreased by $0.4 million to $0.8 million during the three months ended March 31, 2020 compared to $1.2 million for the same period in 2019. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on disposition of unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.6 million during the three months ended March 31, 2020 compared to $1.1 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020). We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, required to maintain our status as a REIT. Other than our available cash on hand, our primary sources of funds was approximately $21.9 million of proceeds generated from the disposition of our membership interest in the Cove Joint Venture during the three months ended March 31, 2020.

We currently believe that these cash resources along with our available cash on hand of $25.8 million and marketable securities, available for sale, of $2.7 million, both as of March 31, 2020, as well as the subsequent release of $5.2 million of previously escrowed funds in May 2020, along with any proceeds generated from the selective disposition of certain assets will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months.

As of March 31, 2020, we have $65.9 million of outstanding mortgage debt. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2020, our total borrowings were $65.9 million which represented 60% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Asset management fees (general and administrative costs)	$355,818	$453,569

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(912,134)	$(56,740)
Net cash provided by/(used in) investing activities	21,744,930	(278,575)
Net cash used in financing activities	(918,786)	(2,758,982)
Net change in cash, cash equivalents and restricted cash	19,914,010	(3,094,297)
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of the period	$33,457,203	$8,544,384

Our principal source of cash flow during the three months ended March 31, 2020 has been derived from the disposition of our membership interest in the Cove Joint Venture. We believe our cash available on hand and any proceeds from the sale of our marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity along with selective dispositions of assets and/or financings to fund any future investment activities.

Because of the impact of the COVID-19 pandemic on our operating performance, we have recently negotiated, or are in the process of negotiating certain amendments with respect to our outstanding indebtedness, including forbearance of scheduled debt service, reductions in interest rates and waivers of financial covenants. See “Contractual Obligations” for additional information.

Operating activities

The net cash used in operating activities of $0.9 million during the three months ended March 31, 2020 consisted of our net income of $5.4 million and depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $1.9 million offset by a gain of $7.9 million on the disposition of our membership interest in the Cove Joint Venture and net changes in operating assets and liabilities of $0.4 million. The net use of cash in operating activities of $0.9 million during the three months ended March 31, 2020 was principally attributable to the effect of the COVID-19 pandemic on our operating performance as well as seasonality associated with our portfolio of hotels.

Investing activities

The net cash provided by investing activities of $21.7 million during the three months ended March 31, 2020 primarily consisted of proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $21.9 million offset slightly by capital expenditures.

Financing activities

The cash used in financing activities of $0.9 million during the three months ended March 31, 2020 consisted of the redemptions and cancellation of common stock of $0.8 million and $0.1 million in payments on our mortgages payable.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2019 we repurchased 397,370 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.72 per share. For the three months ended March 31, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2020.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$938,203	$26,509,613	$38,414,814	$-	$-	$-	$65,862,630
Interest payments	2,239,054	2,743,583	1,039,492	-	-	-	6,022,129
Total	$3,177,257	$29,253,196	$39,454,306	$-	$-	$-	$71,884,759

Revolving Credit Facility

We, through certain subsidiaries, have a Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $60.0 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 4.95% until it was reduced to Libor plus 3.50% effective June 18, 2018. On July 11, 2019, we and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from Libor plus 3.50% to Libor plus 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, we and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, we were required to make principal paydowns of approximately $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of approximately $0.6 million on April 1, 2020.

As of March 31, 2020, the Revolving Credit Facility had an outstanding principal balance of approximately $40.0 million and six of our hotel properties were pledged as collateral.

Because of the impact of the COVID-19 pandemic on the operating performance of the six hotels pledged as collateral under the Revolving Credit Facility, we and the lender have agreed to certain changes to terms of the Revolving Credit Facility. The key changes are as follows:

•	We will receive a deferral of monthly debt service for the payments due on April 1, 2020 through September 1, 2020, with the deferred payments added to the principal balance due at maturity;
•	Subject to certain conditions, including maintenance of a minimum aggregate of $25.0 million of deposits with the lender by us, The Lightstone Group, LLC and/or other affiliated entities, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021;
•	We will deposit $0.9 million into a cash collateral account to be applied against the monthly debt service payments due on October 1, 2020 through March 1, 2021; and
•	The additional principal paydown of approximately $0.6 million, which was due on April 1, 2020, will be bifurcated into two separate principal paydowns, each one approximately $0.3 million, with the first paydown due by June 30, 2020 and the second paydown due by September 30, 2020;
•	Waiver of all financial covenants until June 30, 2021.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of approximately $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). As of March 31, 2020, the Home2 Suites Promissory Note had an outstanding balance of approximately $26.9 million.

Despite the impact of the COVID-19 pandemic on the operating performance of the two hotels cross-collateralizing the Home2 Suites Promissory Note, we have continued to make scheduled monthly debt service payments. However, we are currently engaged in discussions with the servicer of the Home2 Suites Promissory Note and are seeking forbearance of certain future scheduled monthly debt service. There can be no assurance that we will be successful in our endeavors.

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

	For the Three Months Ended March 31,
	2020	2019
Net income/(loss)	$5,441,112	$(2,543,005)
FFO adjustments:
Depreciation and amortization of real estate assets	1,272,082	1,429,794
Gain on disposition of unconsolidated affiliated real estate entity	(7,876,639)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities	535,451	969,540
FFO	(627,994)	(143,671)
MFFO adjustments:

Loss on sale of marketable securities (1)	-	38,359

MFFO	(627,994)	(105,312)
Straight-line rent(2)	-	-
MFFO - IPA recommended format	$(627,994)	$(105,312)

Net income/(loss)	$5,441,112	$(2,543,005)
Less: net loss attributable to noncontrolling interests	(82)	35
Net loss applicable to Company's common shares	$5,441,030	$(2,542,970)
Net income/(loss) per common share, basic and diluted	$0.41	$(0.19)

FFO	$(627,994)	$(143,671)
Less: FFO attributable to noncontrolling interests	6	(1)
FFO attributable to Company's common shares	$(627,988)	$(143,672)
FFO per common share, basic and diluted	$(0.05)	$(0.01)

MFFO - IPA recommended format	$(627,994)	$(105,312)
Less: MFFO attributable to noncontrolling interests	6	(2)
MFFO attributable to Company's common shares	$(627,988)	$(105,314)

Weighted average number of common shares
outstanding, basic and diluted	13,244,817	13,396,734

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2020
FFO attributable to Company's common shares	$15,288,417
Distributions Paid	$25,876,082

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2020, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: May 15, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)