Form 10-Q
period 2020-06-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2020-08-12
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☐  No ☒

As of August 11, 2020, there were approximately 13.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Investment property:
Land and improvements	$21,657,998	$21,656,730
Building and improvements	91,613,309	91,585,498
Furniture and fixtures	16,128,155	15,946,892
Construction in progress	1,616	160,000

Gross investment property	129,401,078	129,349,120
Less accumulated depreciation	(20,064,115)	(17,551,394)
Net investment property	109,336,963	111,797,726

Investments in unconsolidated affiliated real estate entities	11,589,360	25,929,408
Cash and cash equivalents	28,754,921	6,102,573
Marketable securities, available for sale	2,948,133	3,228,759
Restricted cash	3,093,527	7,440,620
Accounts receivable and other assets	2,399,240	1,585,759
Total Assets	$158,122,144	$156,084,845

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$2,796,616	$2,826,937
Mortgages payable, net	65,205,011	65,641,277
Notes payable	1,450,230	-
Due to related parties	298,446	451,337
Total liabilities	69,750,303	68,919,551

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million and 13.3 million shares issued and outstanding, respectively	132,298	133,102
Additional paid-in-capital	113,205,240	114,002,133
Accumulated other comprehensive loss	(435,789)	(78,676)
Accumulated deficit	(36,622,056)	(38,983,377)
Total Company stockholders' equity	76,279,693	75,073,182

Noncontrolling interests	12,092,148	12,092,112
Total Stockholders' Equity	88,371,841	87,165,294
Total Liabilities and Stockholders' Equity	$158,122,144	$156,084,845

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,350,514	$8,789,508	$7,626,914	$15,961,171

Expenses:
Property operating expenses	1,993,907	5,359,526	6,003,087	10,236,205
Real estate taxes	378,241	406,708	754,358	813,016
General and administrative costs	593,086	706,218	1,291,784	1,459,399
Depreciation and amortization	1,272,778	1,465,753	2,544,860	2,895,547

Total operating expenses	4,238,012	7,938,205	10,594,089	15,404,167

Operating (loss)/income	(1,887,498)	851,303	(2,967,175)	557,004

Interest expense	(771,996)	(1,238,409)	(1,611,823)	(2,421,670)
Loss from investments in unconsolidated affiliated real estate entities	(511,129)	(859,630)	(1,123,942)	(1,948,380)
Gain on disposition of investement in unconsolidated affiliated real estate entity	-	-	7,876,639	-
Other income, net	90,874	34,311	187,664	57,616

Net (loss)/income	(3,079,749)	(1,212,425)	2,361,363	(3,755,430)

Less: net loss/(income) attributable to noncontrolling interests	40	15	(42)	50

Net (loss)/income applicable to Company's common shares	$(3,079,709)	$(1,212,410)	$2,361,321	$(3,755,380)

Net (loss)/income per Company's common shares, basic and diluted	$(0.23)	$(0.09)	$0.18	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	13,229,791	13,381,201	13,237,304	13,388,924

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(3,079,749)	$(1,212,425)	$2,361,363	$(3,755,430)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	147,768	(18,288)	(357,119)	213,192
Reclassification adjustment for loss included in net loss	-	-	-	38,359

Other comprehensive income/(loss)	147,768	(18,288)	(357,119)	251,551

Comprehensive (loss)/income	(2,931,981)	(1,230,713)	2,004,244	(3,503,879)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	38	15	(36)	50

Comprehensive (loss)/income attributable to the Company's common shares	$(2,931,943)	$(1,230,698)	$2,004,208	$(3,503,829)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756
Net loss	-	-	-	-	(3,755,380)	(50)	(3,755,430)
Other comprehensive income	-	-	-	251,548	-	3	251,551
Distributions declared (a)	-	-	-	-	(3,981,641)	-	(3,981,641)
Distributions paid to noncontrolling interests	-	-	-	-	-	(60)	(60)
Redemption and cancellation of shares	(71,069)	(711)	(691,994)	-	-	-	(692,705)

BALANCE, June 30, 2019	13,380,362	$133,804	$114,688,187	$(198,737)	$(38,674,900)	$12,092,117	$88,040,471

(a) Distributions per share were $0.30.

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, March 31, 2019	13,383,997	$133,841	$114,724,495	$(180,449)	$(35,460,942)	$12,092,163	$91,309,108
Net loss	-	-	-	-	(1,212,410)	(15)	(1,212,425)
Other comprehensive loss	-	-	-	(18,288)	-		(18,288)
Distributions declared (a)	-	-	-	-	(2,001,548)	-	(2,001,548)
Distributions paid to noncontrolling interests	-	-	-	-	-	(31)	(31)
Redemption and cancellation of shares	(3,635)	(37)	(36,308)	-	-	-	(36,345)

BALANCE, June 30, 2019	13,380,362	$133,804	$114,688,187	$(198,737)	$(38,674,900)	$12,092,117	$88,040,471

(a) Distributions per share were $0.15.

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294
Net income	-	-	-	-	2,361,321	42	2,361,363
Other comprehensive loss	-	-	-	(357,113)	-	(6)	(357,119)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)

BALANCE, June 30, 2020	13,229,791	$132,298	$113,205,240	$(435,789)	$(36,622,056)	$12,092,148	$88,371,841

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, March 31, 2020	13,229,791	$132,298	$113,205,240	$(583,555)	$(33,542,347)	$12,092,186	$91,303,822
Net loss	-	-	-	-	(3,079,709)	(40)	(3,079,749)
Other comprehensive income	-	-	-	147,766	-	2	147,768

BALANCE, June 30, 2020	13,229,791	$132,298	$113,205,240	$(435,789)	$(36,622,056)	$12,092,148	$88,371,841

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,361,363	$(3,755,430)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,123,942	1,948,380
Depreciation and amortization	2,544,860	2,895,547
Amortization of deferred financing costs	90,464	202,352
Gain on disposition of investment in unconsolidated affiliated entity	(7,876,639)	-
Other non-cash adjustments	18,773	53,152
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(865,594)	(1,090,206)
Increase in accounts payable and other accrued expenses	67,855	392,303
(Decrease)/increase in due to related parties	(152,891)	616,322

Net cash (used in)/provided by operating activities	(2,687,867)	1,262,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(150,137)	(2,324,744)
Purchase of marketable securities	(75,290)	(37,236)
Proceeds from sale of marketable securities	-	1,018,865
Investment in unconsolidated affiliated real estate entities	(820,500)	(246,692)
Distribution from unconsolidated affiliated real estate entity	44,000	137,500
Proceeds from disposition of unconsolidated affiliated real estate entity	21,869,246	-

Net cash provided by/(used in) investing activities	20,867,319	(1,452,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(526,730)	(232,434)
Proceeds received from notes payable	1,450,230	-
Distributions to noncontrolling interests	-	(60)
Distributions to common stockholders	-	(4,007,239)
Redemption and cancellation of common shares	(797,697)	(692,705)

Net cash provided by/(used in) financing activities	125,803	(4,932,438)

Net change in cash, cash equivalents and restricted cash	18,305,255	(5,122,325)
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of period	$31,848,448	$6,516,356

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,127,863	$2,239,665
Distributions declared, but not paid	$-	$659,851
Investment property acquired but not paid	$98,179	$160,633
Holding loss/gain on marketable securities, available for sale	$357,119	$251,551

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$28,754,921	$4,450,336
Restricted cash	3,093,527	2,066,020
Total cash, cash equivalents and restricted cash	$31,848,448	$6,516,356

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

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of June 30, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun used.

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

The Company currently has one operating segment. As of June 30, 2020, the Company majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2020	2019	2020	2019
Room	$2,282,954	$8,387,461	$7,329,771	$15,266,553
Food, beverage and other	67,560	402,047	297,143	694,618

Total revenues	$2,350,514	$8,789,508	$7,626,914	$15,961,171

Restricted cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, debt service payments and other reserves for certain of the Company’s consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of December 31, 2019, restricted cash also included approximately $5.2 million of the net proceeds from the October 2019 sale of the Company’s SpringHill Suites by Marriott hotel, located in Green Bay, Wisconsin. These funds were temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. However, the Company decided not to pursue a like-kind exchange transaction and the funds were subsequently released in May 2020.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2020, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

COVID-19 Pandemic Operations and Liquidity Update

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the United States, many states have begun a phased approach as to reopening of businesses and venues, which have been subject to various restrictions and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and these trends continued throughout the second quarter. The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results to date and the Company currently expects that the COVID-19 pandemic will continue to have a significant negative impact on its results of operations, financial position and cash flow for the remainder of 2020 and into 2021. The Company cannot estimate when room demand will recover for its hotels.

In light of the impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken certain actions to preserve its liquidity, including the following:

•	The Company has implemented cost reduction strategies for all of its hotels, which has led to reductions in both operating expenses and planned capital expenditures.

•	On June 2, 2020, the Company and the lender agreed to certain changes to the terms of the Company’s revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which will now be due at maturity;(ii) subject to certain conditions, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $0.8 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants until June 30, 2021. See Note 5 for additional information.

•	In April 2020, the Company received an aggregate of $1.5 million from loans provided under the federal Paycheck Protection Program. See Note 6 for additional information.

•	On March 19, 2020, the Company’s board of directors approved the suspension of all redemptions under the Company’s shareholder redemption program. See Note 11 for additional information.

•	In May 2020, the Company had approximately $5.2 million of funds released to it from an escrow account. See Note 2 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Based on these actions, the Company believes that it will have sufficient liquidity to meet its obligations for the next twelve months.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$-	$14,150,280
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	11,589,360	11,779,128

Total investments in unconsolidated affiliated real estate entities			$11,589,360	$25,929,408

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

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $7.9 million during the first quarter of 2020, which is included on the consolidated statements of operations for the six months ended June 30, 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020, the Company no longer has an ownership interest in the Cove Joint Venture.

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

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through Feburary 12, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Revenue	$1,375	$3,992	$7,685

Property operating expenses	430	1,237	2,477
General and administrative costs	13	24	66
Depreciation and amortization	960	2,899	5,736
Operating loss	(28)	(168)	(594)

Loss on debt extinguishment	-	(1,526)	(1,526)
Interest expense and other, net	(652)	(2,517)	(5,451)
Net loss	$(680)	$(4,211)	$(7,571)
Company's share of net loss (22.50%)	$(153)	$(947)	$(1,703)
Additional depreciation and amortization expense (1)	(5)	(10)	(20)
Company's loss from investment	$(158)	$(957)	$(1,723)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2019
Real estate, at cost (net)	$138,045
Cash and restricted cash	1,491
Other assets	1,141

Total assets	$140,677

Mortgage payable, net	$178,353
Other liabilities	1,339
Members' deficit (1)	(39,015)

Total liabilities and members' deficit	$140,677

1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a mortgage loan from a financial institution(the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On June 2, 2020, the Hilton Garden Inn Joint Venture and the lender agreed to certain changes to the terms of the Hilton Garden Inn Mortgage, including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which will now be due at maturity;(ii) subject to certain conditions, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture deposited $1.2 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants until June 30, 2021.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2020, it has made an aggregate of $1.5 million of additional capital contributions (of which $0.8 million was made in 2020) and received aggregate distributions of $1.5 million (of which $44,000 was received in 2020).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Revenues	$680	$3,086	$2,220	$5,094

Property operating expenses	617	1,765	1,961	3,270
General and administrative costs	11	(22)	29	(22)
Depreciation and amortization	614	627	1,245	1,269
Operating (loss)/income	(562)	716	(1,015)	577
Interest expense	(460)	(520)	(917)	(1,026)

Net (loss)/income	$(1,022)	$196	$(1,932)	$(449)

Company's share of net (loss)/income (50.00%)	$(511)	$98	$(966)	$(225)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2020	December 31, 2019
Investment property, net	$55,961	$56,775
Cash	866	904
Other assets	1,759	894

Total assets	$58,586	$58,573

Mortgage payable, net	$35,225	$34,821
Other liabilities	782	794
Members' capital	22,579	22,958

Total liabilities and members' capital	$58,586	$58,573

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$462,820	$2,005	$-	$464,825

Debt securities:
Corporate Bonds	2,919,095	-	(435,787)	2,483,308

Total	$3,381,915	$2,005	$(435,787)	$2,948,133

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$387,529	$805	$-	$388,334

Debt securities:
Corporate Bonds	2,919,095	60,550	(139,220)	2,840,425

Total	$3,306,624	$61,355	$(139,220)	$3,228,759

During the first half of 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities during the six months ended June 30, 2020. During the first and second quarter of 2020, the Company experienced a holding loss of approximately $0.5 million and a holding gain of approximately $0.1 million on its available for sale marketable debt securities, respectively, which resulted in a net holding loss of approximately $0.4 million for the six months ended June 30, 2020. These holding gains and losses are included in the Company’s consolidated statements of comprehensive income. As a result, the Company’s marketable debt securities had an aggregate net unrealized loss of approximately $0.4 million as of June 30, 2020.

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility associated with the current COVID-19 pandemic resulting in significant reductions in market interest rates and market prices of certain debt securities. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the six months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges on its investments in debt securities. As of June 30, 2020, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

As of June 30, 2020 and December 31, 2019, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the during the six months ended June 30, 2020.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2020
Due in 1 year	$-
Due in 1 year through 5 years	2,089,558
Due in 5 year through 10 years	-
Due after 10 years	393,750
Total	$2,483,308

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2020	Maturity Date	Amount Due at Maturity	As of June 30, 2020	As of December 31, 2019
Revolving Credit Facility	LIBOR + 3.50%	4.43%	July 2022	$38,414,814	$38,701,414	$38,988,014

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,755,575	26,995,705

Total mortgages payable		4.55%		$64,542,386	65,456,989	65,983,719

Less: Deferred financing costs					(251,978)	(342,442)

Total mortgage payable, net					$65,205,011	$65,641,277

Revolving Credit Facility

The Company, through certain subsidiaries, has a non-recourse Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides the Company with a line of credit of up to $60.0 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

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

On June 2, 2020, the Company and the lender agreed to certain changes to the terms of the Company’s revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which will now be due at maturity;(ii) subject to certain conditions, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $0.8 million into a cash collateral account (which is classified as restricted cash on the consolidated balance sheets) to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants until June 30, 2021. Additionally, a principal paydown of approximately $0.6 million, which was previously due on April 1, 2020, was bifurcated into two separate principal paydowns, each one approximately $0.3 million. The first paydown was made in June 2020 and the second paydown is due by September 30, 2020.

As of June 30, 2020, the Revolving Credit Facility had an outstanding principal balance of approximately $38.7 million and six of the Company’s hotel properties were pledged as collateral.

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

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$532,562	$26,509,613	$38,414,814	$-	$-	$-	$65,456,989

Less: Deferred financing costs							(251,978)

Total principal maturiteis, net							$65,205,011

Pursuant to the Company’s debt agreements, approximately $3.1 million and $2.3 million of funds were held in restricted escrow accounts as of June 30, 2020 and December 31, 2019, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, debt service payments, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties.

6. Notes Payable

During April 2020, the Company, through various subsidiaries (each such entity, a “Borrower”), received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following the origination dates of the PPP loans and are amortized over the remaining term. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any Borrower will obtain forgiveness under any relevant PPP Loan in whole or in part. As of June 30, 2020, the PPP Loans had an outstanding balance of $1.5 million and are classified as Notes Payable on the consolidated balance sheets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Asset management fees (general and administrative costs)	$299,597	$453,569	$655,415	$453,569
Disposition fees (general and administrative costs)	39,200	-	39,200	-
Total	$338,797	$453,569	$694,615	$453,569

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$65,456,989	$66,092,424	$65,983,719	$65,974,411

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

11. Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to the Company, subject to certain restrictions. From the Company’s date of inception through December 31, 2019 we repurchased 397,370 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.72 per share. For the six months ended June 30, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of June 30, 2020, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

Special Limited Partner

In connection with our Offering, which terminated on March, 2017, the Special Limited Partner purchased from the Operating Partnership an aggregate of approximately 242 Subordinated Participation Interests for consideration of $12.1 million.

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

COVID-19 Pandemic Operations and Liquidity Update

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the United States, many states have begun a phased approach as to reopening of businesses and venues, which have been subject to various restrictions and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and these trends continued throughout the second quarter. The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we currently expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the remainder of 2020 and into 2021. We cannot estimate when room demand will recover for our hotels.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken certain actions to preserve our liquidity, including the following:

•	We have implemented cost reduction strategies for all of our hotels, which has led to reductions in both operating expenses and planned capital expenditures.

•	On June 2, 2020, we and the lender agreed to certain changes to the terms of our revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which will now be due at maturity;(ii) subject to certain conditions, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) we deposited $0.8 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants until June 30, 2021. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

•	On March 19, 2020, our board of directors approved the suspension of all redemptions under our shareholder redemption program. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

•	In April 2020, we received an aggregate of $1.5 million from loans provided under the federal Paycheck Protection Program. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•	In May 2020, we had approximately $5.2 million of funds released to us from an escrow account. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Based on these actions, we believe that we will have sufficient liquidity to meet our obligations for the next twelve months.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

					Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months	Average Daily Rate For the Six Months Ended
	Location	Year Built	Date Acquired	Year to Date Available Rooms	June 30, 2020	Ended June 30, 2020	June 30, 2020
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,840	36.0%	$36.21	$100.63

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	26,572	45.8%	$42.57	$92.88

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,652	55.2%	$48.31	$87.44

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	16,744	31.2%	$36.44	$116.77

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,750	46.3%	$40.69	$87.95

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,298	71.5%	$72.02	$100.73

Fairfield Inn – Austin (1)	Austin, Texas	2014	9/13/2016	15,288	36.1%	$32.22	$89.37

Staybridge Suites – Austin (1)	Austin, Texas	2009	10/7/2016	14,640	62.4%	$54.75	$87.77

			Total	158,784	48.6%	$46.16	$94.99

Unconsolidated Affiliated Real Estate Entity:

Hospitality	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2020	Revenue per Available Room for the Six Months Ended June 30, 2020	Average Daily Rate For the Six Months Ended June 30, 2020
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	33,306	55.6%	$62.16	$111.86

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2019.

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

We currently have one operating segment. As of June 30, 2020, we majority owned and consolidated the operating results and financial condition of 8 limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which we account for under the equity method of accounting.

Comparison of the three months ended June 30, 2020 vs. June 30, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2020 and 2019 are attributable to our consolidated hospitality properties, including the SpringHill Suites – Green Bay through its date of disposition. Hospitality properties which were owned by us during the entire periods presented are referred to as our “Same Store Hotels”. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 78.5% to 37.8% for the second quarters of 2019 and 2020, respectively, revenue per available room (“RevPAR”) from $96.49 to $28.77 for the second quarters of 2019 and 2020, respectively, and the  average daily rate per room (“ADR”)  from $122.97 to $76.19 for the second quarters of 2019 and 2020, respectively.

Revenues

Revenues decreased by $6.4 million to $2.4 million during the three months ended June 30, 2020 compared to $8.8 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, revenues for our Same Store Hotels decreased by $5.7 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 quarterly period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $3.4 million to $2.0 million during the three months ended June 30, 2020 compared to $5.4 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, property operating expenses for our Same Store Hotels decreased by $2.8 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.4 million during both the three months ended June 30, 2020 and 2019.

General and administrative expense

General and administrative expenses decreased slightly by less than $0.1 million to $0.6 million during the three months ended June 30, 2020 compared to $0.7 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $1.3 million during the three months ended June 30, 2020 compared to $1.5 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, depreciation and amortization expense for our Same Store Hotels was relatively flat.

Interest expense

Interest expense decreased by $0.4 million to $0.8 million during the three months ended June 30, 2020 compared to $1.2 million for the same period in 2019. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.5 million during the three months ended June 30, 2020 compared to $0.9 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020). We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Comparison of the six months ended June 30, 2020 vs. June 30, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2020 and 2019 are attributable to our consolidated hospitality properties, including the SpringHill Suites – Green Bay through its date of disposition. Hospitality properties which were owned by us during the entire periods presented are referred to as our “Same Store Hotels”. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 74.1% to 48.6% for the six months ended June 30, 2019 and 2020, respectively, revenue per available room (“RevPAR”) from $87.68 to $46.16 for the six months ended June 30, 2019 and 2020, respectively, and the  average daily rate per room (“ADR”)  from $118.38 to $94.99 for the six months ended June 30, 2019 and 2020, respectively.

Revenues

Revenues decreased by $8.4 million to $7.6 million during the six months ended June 30, 2020 compared to $16.0 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, revenues for our Same Store Hotels decreased by $6.9 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 quarterly period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $4.2 million to $6.0 million during the six months ended June 30, 2020 compared to $10.2 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, property operating expenses for our Same Store Hotels decreased by $3.2 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.8 million during both the six months ended June 30, 2020 and 2019.

General and administrative expense

General and administrative expenses decreased by $0.2 million to $1.3 million during the six months ended June 30, 2020 compared to $1.5 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million to $2.5 million during the six months ended June 30, 2020 compared to $2.9 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, depreciation and amortization expense for our Same Store Hotels was relatively flat.

Interest expense

Interest expense decreased by $0.8 million to $1.6 million during the six months ended June 30, 2020 compared to $2.4 million for the same period in 2019. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

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

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.1 million during the six months ended June 30, 2020 compared to $1.9 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020). We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, required to maintain our status as a REIT. Other than our available cash on hand, our primary sources of funds was approximately $21.9 million of proceeds generated from the disposition of our membership interest in the Cove Joint Venture during the six months ended June 30, 2020.

We currently believe that these cash resources along with our available cash on hand of $29.6 million and marketable securities, available for sale, of $2.9 million, both as of June 30, 2020, will be sufficient to satisfy our cash requirements for the foreseeable future.  However, if necessary, we can also generate  proceeds from the selective disposition of certain assets,  though we do not currently anticipate a need to raise funds from other than these sources within the next 12 months.

As of June 30, 2020, we have $65.5 million of outstanding mortgage debt and $1.5 million of notes payable. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2020, our total borrowings were $67.0 million which represented 62% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Asset management fees (general and administrative costs)	$299,597	$453,569	$655,415	$453,569
Disposition fees (general and administrative costs)	39,200	-	39,200	-
Total	$338,797	$453,569	$694,615	$453,569

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2020	2019
Net cash (used in)/provided by operating activities	$(2,687,867)	$1,262,420
Net cash provided by/(used in) investing activities	20,867,319	(1,452,307)
Net cash provided by/(used in) financing activities	125,803	(4,932,438)
Net change in cash, cash equivalents and restricted cash	18,305,255	(5,122,325)
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of the period	$31,848,448	$6,516,356

Our principal source of cash flow during the six months ended June 30, 2020 has been derived from the disposition of our membership interest in the Cove Joint Venture. We believe our cash available on hand and any proceeds from the sale of our marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity along with selective dispositions of assets and/or financings to fund any future investment activities.

Because of the impact of the COVID-19 pandemic on our operating performance, we have recently negotiated certain amendments with respect to our outstanding indebtedness, including forbearance of scheduled debt service, reductions in interest rates and waivers of financial covenants. See “Contractual Obligations” for additional information.

Operating activities

The net cash used in operating activities of $2.7 million during the six months ended June 30, 2020 consisted of our net income of $2.4 million and depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $3.8 million offset by a gain of $7.9 million on the disposition of our membership interest in the Cove Joint Venture and net changes in operating assets and liabilities of $1.0 million. The net use of cash in operating activities of $2.7 million during the six months ended June 30, 2020 was principally attributable to the effect of the COVID-19 pandemic on our operating performance.

Investing activities

The net cash provided by investing activities of $20.9 million during the six months ended June 30, 2020 primarily consisted of proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $21.9 million offset by contributions to the Hilton Garden Inn Joint Venture of $0.8 million and capital expenditures of $0.2 million.

Financing activities

The cash provided by financing activities of $0.1 million during the six months ended June 30, 2020 consisted of the proceeds received from notes payable of $1.5 million offset by redemptions and cancellation of common stock of $0.8 million and $0.5 million in payments on our mortgages payable.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2019 we repurchased 397,370 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.72 per share. For the six months ended June 30, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2020.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$532,562	$26,509,613	$38,414,814	$-	$-	$-	$65,456,989
Interest payments	932,901	2,513,093	1,754,529	-	-	-	5,200,523
Total	$1,465,463	$29,022,706	$40,169,343	$-	$-	$-	$70,657,512

Revolving Credit Facility

We, through certain subsidiaries, have a non-recourse Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $60.0 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 4.95% until it was reduced to Libor plus 3.50% effective June 18, 2018. On July 11, 2019, we and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from Libor plus 3.50% to Libor plus 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of June 30, 2019. On August 22, 2019, we and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, we were required to make principal paydowns of approximately $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of approximately $0.6 million on April 1, 2020.

On June 2, 2020, the Company and the lender agreed to certain changes to the terms of the Company’s revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which will now be due at maturity;(ii) subject to certain conditions, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $0.8 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants until June 30, 2021. See Note 5 for additional information. Additionally, a principal paydown of approximately $0.6 million, which was previously due on April 1, 2020, was bifurcated into two separate principal paydowns, each one approximately $0.3 million. The first paydown was made in June 2020 and the second paydown is due by September 30, 2020.

As of June 30, 2020, the Revolving Credit Facility had an outstanding principal balance of approximately $38.7 million and six of our hotel properties were pledged as collateral.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of approximately $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). As of June 30, 2020, the Home2 Suites Promissory Note had an outstanding balance of approximately $26.9 million.

PPP Loans

During April 2020, we, through various subsidiaries (each such entity, a Borrower”) received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  Equal payments of principal and interest begin no later than 10 months following the origination dates of the PPP Loans and are amortized over the remaining term. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  No assurance is provided that any Borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

As of June 30, 2020, the PPP Loans had an outstanding balance of $1.5 million, which is classified as Notes Payable on the consolidated balance sheets.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(3,079,749)	$(1,212,425)	$2,361,363	$(3,755,430)
FFO adjustments:
Depreciation and amortization of real estate assets	1,272,778	1,465,753	2,544,860	2,895,547
Gain on disposition of unconsolidated affiliated real estate entity		-	(7,876,639)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities	307,678	975,498	843,129	1,945,038
FFO	(1,499,293)	1,228,826	(2,127,287)	1,085,155
MFFO adjustments:

Acquisition and other transaction related costs expensed	1,970	-	1,970	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	343,329	-	343,329
Loss on sale of marketable securities (1)	-	-	-	38,359

MFFO	(1,497,323)	1,572,155	(2,125,317)	1,466,843
Straight-line rent(2)	-	-	-	-
MFFO - IPA recommended format	$(1,497,323)	$1,572,155	$(2,125,317)	$1,466,843

Net (loss)/income	$(3,079,749)	$(1,212,425)	$2,361,363	$(3,755,430)
Less: net loss/(income) attributable to noncontrolling interests	40	15	(42)	50
Net (loss)/income applicable to Company's common shares	$(3,079,709)	$(1,212,410)	$2,361,321	$(3,755,380)
Net (loss)/income per common share, basic and diluted	$(0.23)	$(0.09)	$0.18	$(0.28)

FFO	$(1,499,293)	$1,228,826	$(2,127,287)	$1,085,155
Less: FFO attributable to noncontrolling interests	20	(21)	26	(22)
FFO attributable to Company's common shares	$(1,499,273)	$1,228,805	$(2,127,261)	$1,085,133
FFO per common share, basic and diluted	$(0.11)	$0.09	$(0.16)	$0.08

MFFO - IPA recommended format	$(1,497,323)	$1,572,155	$(2,125,317)	$1,466,843
Less: MFFO attributable to noncontrolling interests	19	(26)	25	(28)
MFFO attributable to Company's common shares	$(1,497,304)	$1,572,129	$(2,125,292)	$1,466,815

Weighted average number of common shares
outstanding, basic and diluted	13,229,791	13,381,201	13,237,304	13,388,924

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2020
FFO attributable to Company's common shares	$13,789,144
Distributions Paid	$25,876,082

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 12, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: August 12, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)