Form 10-Q
period 2020-09-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2020-11-12
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐  No ☒

As of November 10, 2020, there were approximately 13.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Investment property:
Land and improvements	$21,657,998	$21,656,730
Building and improvements	91,613,309	91,585,498
Furniture and fixtures	16,153,406	15,946,892
Construction in progress	48,275	160,000

Gross investment property	129,472,988	129,349,120
Less accumulated depreciation	(21,321,232)	(17,551,394)
Net investment property	108,151,756	111,797,726

Investments in unconsolidated affiliated real estate entities	11,115,909	25,929,408
Cash and cash equivalents	28,107,489	6,102,573
Marketable securities, available for sale	3,028,078	3,228,759
Restricted cash	3,340,498	7,440,620
Accounts receivable and other assets	1,980,559	1,585,759
Total Assets	$155,724,289	$156,084,845

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,146,304	$2,826,937
Mortgages payable, net	64,843,138	65,641,277
Notes payable	1,450,230	-
Due to related parties	296,756	451,337
Total liabilities	69,736,428	68,919,551

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million and 13.3 million shares issued and outstanding, respectively	132,298	133,102
Additional paid-in-capital	113,205,240	114,002,133
Accumulated other comprehensive loss	(357,173)	(78,676)
Accumulated deficit	(39,084,620)	(38,983,377)
Total Company stockholders' equity	73,895,745	75,073,182

Noncontrolling interests	12,092,116	12,092,112

Total Stockholders' Equity	85,987,861	87,165,294

Total Liabilities and Stockholders' Equity	$155,724,289	$156,084,845

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,472,785	$9,551,687	$11,099,699	$25,512,858

Expenses:
Property operating expenses	2,674,902	5,658,940	8,677,989	15,895,145
Real estate taxes	395,298	403,449	1,149,656	1,216,465
General and administrative costs	569,435	716,778	1,861,219	2,176,177
Depreciation and amortization	1,273,187	1,510,221	3,818,047	4,405,768

Total operating expenses	4,912,822	8,289,388	15,506,911	23,693,555

Operating (loss)/income	(1,440,037)	1,262,299	(4,407,212)	1,819,303

Interest expense	(734,847)	(1,078,220)	(2,346,670)	(3,499,890)
Loss from investments in unconsolidated affiliated real estate entities	(526,276)	(391,548)	(1,650,218)	(2,339,928)
Gain on disposition of investment in unconsolidated affiliated real estate entity	120,328	-	7,996,967	-
Other income, net	118,234	51,380	305,898	108,996

Net loss	(2,462,598)	(156,089)	(101,235)	(3,911,519)

Less: net loss/(income) attributable to noncontrolling interests	34	-	(8)	50

Net loss applicable to Company's common shares	$(2,462,564)	$(156,089)	$(101,243)	$(3,911,469)

Net loss per Company's common shares, basic and diluted	$(0.19)	$(0.01)	$(0.01)	$(0.29)

Weighted average number of common shares outstanding, basic and diluted	13,229,791	13,365,427	13,234,781	13,381,006

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,462,598)	$(156,089)	$(101,235)	$(3,911,519)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	78,618	1,053	(278,501)	214,245
Reclassification adjustment for loss included in net loss	-	-	-	38,359

Other comprehensive income/(loss)	78,618	1,053	(278,501)	252,604

Comprehensive loss	(2,383,980)	(155,036)	(379,736)	(3,658,915)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	32	-	(4)	50

Comprehensive loss attributable to the Company's common shares	$(2,383,948)	$(155,036)	$(379,740)	$(3,658,865)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756

Net loss	-	-	-	-	(3,911,469)	(50)	(3,911,519)
Other comprehensive income	-	-	-	252,601	-	3	252,604
Distributions declared (a)	-	-	-	-	(3,981,641)	-	(3,981,641)
Distributions paid to noncontrolling interests	-	-	-	-	-	(70)	(70)
Redemption and cancellation of shares	(90,982)	(910)	(887,391)	-	-	-	(888,301)

BALANCE, September 30, 2019	13,360,449	$133,605	$114,492,790	$(197,684)	$(38,830,989)	$12,092,107	$87,689,829

(a) Distributions per share were $0.30.

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, June 30, 2019	13,380,362	$133,804	$114,688,187	$(198,737)	$(38,674,900)	$12,092,117	$88,040,471

Net loss	-	-	-	-	(156,089)	-	(156,089)
Other comprehensive income	-	-	-	1,053	-		1,053
Distributions paid to noncontrolling interests	-	-	-	-	-	(10)	(10)
Redemption and cancellation of shares	(19,913)	(199)	(195,397)	-	-	-	(195,596)

BALANCE, September 30, 2019	13,360,449	$133,605	$114,492,790	$(197,684)	$(38,830,989)	$12,092,107	$87,689,829

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294

Net loss	-	-	-	-	(101,243)	8	(101,235)
Other comprehensive loss	-	-	-	(278,497)	-	(4)	(278,501)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)

BALANCE, September 30, 2020	13,229,791	$132,298	$113,205,240	$(357,173)	$(39,084,620)	$12,092,116	$85,987,861

	Common Shares
	Common Shares	Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Noncontrolling Interests	Total Equity
BALANCE, June 30, 2020	13,229,791	$132,298	$113,205,240	$(435,789)	$(36,622,056)	$12,092,148	$88,371,841

Net loss	-	-	-	-	(2,462,564)	(34)	(2,462,598)
Other comprehensive income	-	-	-	78,616	-	2	78,618

BALANCE, September 30, 2020	13,229,791	$132,298	$113,205,240	$(357,173)	$(39,084,620)	$12,092,116	$85,987,861

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,235)	$(3,911,519)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,650,218	2,339,928
Depreciation and amortization	3,818,047	4,405,768
Amortization of deferred financing costs	135,696	236,915
Gain on disposition of investment in unconsolidated affiliated entity	(7,996,967)	-
Other non-cash adjustments	22,028	83,690
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(466,702)	(140,622)
Increase in accounts payable and other accrued expenses	417,547	393,797
(Decrease)/increase in due to related parties	(154,581)	1,063,924

Net cash (used in)/provided by operating activities	(2,675,949)	4,471,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(222,048)	(2,692,505)
Purchase of marketable securities	(76,155)	(38,574)
Proceeds from sale of marketable securities	-	1,018,865
Investment in unconsolidated affiliated real estate entities	(873,325)	(246,692)
Distribution from unconsolidated affiliated real estate entity	44,000	726,584
Proceeds from disposition of unconsolidated affiliated real estate entity	21,989,574	-

Net cash provided by/(used in) investing activities	20,862,046 #	(1,232,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(933,836)	(920,380)
Proceeds received from notes payable	1,450,230	-
Payment of loan fees and expenses	-	(330,619)
Distributions to noncontrolling interests	-	(70)
Distributions to common stockholders	-	(4,667,090)
Redemption and cancellation of common shares	(797,697)	(888,301)

Net cash used in financing activities	(281,303)	(6,806,460)

Net change in cash, cash equivalents and restricted cash	17,904,794	(3,566,901)
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of period	$31,447,987	$8,071,780

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,451,247	$3,283,324
Investment property acquired but not paid	$-	$570,900
Assets classified as held for sale	-	18,161,890
Liabilities classified as held for sale	$-	$592,064
Holding loss/gain on marketable securities, available for sale	$278,501	$252,604

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$28,107,489	$5,763,164
Restricted cash	3,340,498	2,308,616
Total cash, cash equivalents and restricted cash	$31,447,987	$8,071,780

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

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of September 30, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of September 30, 2020, the Company majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). The Company accounts for its unconsolidated membership interest in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2020	2019	2020	2019
Room	$3,363,015	$9,148,423	$10,692,786	$24,414,976
Food, beverage and other	109,770	403,264	406,913	1,097,882

Total revenues	$3,472,785	$9,551,687	$11,099,699	$25,512,858

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2020, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and these trends have continued through the third quarter. The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results to date and the Company currently expects that the COVID-19 pandemic will continue to have a significant negative impact on its results of operations, financial position and cash flow for the remainder of 2020 and into 2021. The Company cannot estimate when room demand will recover for its hotels.

In light of the impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken certain actions to preserve its liquidity, including the following:

•	The Company has implemented cost reduction strategies for all of its hotels, which has led to reductions in both operating expenses and planned capital expenditures.

•	On June 2, 2020, the Company and the lender agreed to certain changes to the terms of the Company’s revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which will now be due at maturity; (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $0.8 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and waiver of all financial covenants for periods before June 30, 2021 and the Company is currently in discussions with the lender to further extend the waiver of all financial covenants. However, there can be no assurances that it will be successful in such endeavors. See Note 5 for additional information.

•	In April 2020, the Company received an aggregate of $1.5 million from loans provided under the federal Paycheck Protection Program. See Note 6 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	On March 19, 2020, the Company’s board of directors approved the suspension of all redemptions under the Company’s shareholder redemption program. See Note 11 for additional information.

•	In May 2020, the Company had approximately $5.2 million of funds released to it from an escrow account. See Note 2 for additional information.

Based on these actions, along with its cash and cash equivalents on hand, the Company believes that it will have sufficient liquidity to meet its obligations for at least twelve months from the date of issuance of these financial statements.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date Acquired	Ownership %	September 30, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the "Cove Joint Venture")	January 31, 2017	22.50%	$-	$14,150,280
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	11,115,909	11,779,128

Total investments in unconsolidated affiliated real estate entities			$11,115,909	$25,929,408

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $7.9 million during the first quarter of 2020, which is included on the consolidated statements of operations for the nine months ended September 30, 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020, the Company no longer has an ownership interest in the Cove Joint Venture.

During August 2020, the Company received $0.1 million of additional proceeds related to the redemption of its membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, the Company has recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.0 million during the nine months ended September 30, 2020.

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

The following table represents the unaudited condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through February 12, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Revenues	$1,375	$4,227	$11,912

Property operating expenses	430	1,297	3,774
General and administrative costs	13	17	83
Depreciation and amortization	960	2,884	8,620

Operating loss/(income)	(28)	29	(565)

Loss on debt extinguishment	-	-	(1,526)
Interest expense and other, net	(652)	(2,019)	(7,470)
Net loss	$(680)	$(1,990)	$(9,561)
Company's share of net loss (22.50%)	$(153)	$(448)	$(2,151)
Adjustment to depreciation and amortization expense (1)	(5)	(10)	(30)
Company's loss from investment	$(158)	$(458)	$(2,181)

The following table represents the unaudited condensed balance sheet for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2019
Real estate, at cost (net)	$138,045
Cash and restricted cash	1,491
Other assets	1,141

Total assets	$140,677

Mortgage payable, net	$178,353
Other liabilities	1,339
Members' deficit (1)	(39,015)

Total liabilities and members' deficit	$140,677

1)	The adjustment to depreciation and amortization expense relates to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

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

On June 2, 2020, the Hilton Garden Inn Joint Venture and the lender agreed to certain changes to the terms of the Hilton Garden Inn Mortgage, including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity (March 27, 2023); (ii) subject to certain conditions, the interest rate spread was reduced by 100 bps to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture deposited $1.2 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and waiver of all financial covenants for periods before June 30, 2021. The Hilton Garden Inn Joint Venture is currently in discussions with the lender to further extend the waiver of all financial covenants. However, there can be no assurances that it will be successful in such endeavors.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through September 30, 2020, it has made an aggregate of $1.5 million of additional capital contributions (of which $0.9 million was made in 2020) and received aggregate distributions of $1.5 million (of which $44,000 was received in 2020).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Revenues	$701	$3,016	$2,921	$8,110

Property operating expenses	674	1,750	2,635	5,020
General and administrative costs	4	1	33	(21)
Depreciation and amortization	641	629	1,886	1,898
Operating (loss)/income	(618)	636	(1,633)	1,213
Interest expense	(435)	(505)	(1,352)	(1,531)

Net (loss)/income	$(1,053)	$131	$(2,985)	$(318)

Company's share of net (loss)/income (50.00%)	$(527)	$66	$(1,493)	$(159)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	September 30, 2020	December 31, 2019
(amounts in thousands)

Investment property, net	$55,457	$56,775
Cash	926	904
Other assets	1,743	894

Total assets	$58,126	$58,573

Mortgage payable, net	$35,239	$34,821
Other liabilities	1,255	794
Members' capital	21,632	22,958

Total liabilities and members' capital	$58,126	$58,573

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$464,805	$1,348	$-	$466,153

Debt securities:
Corporate Bonds	2,919,108	-	(357,183)	2,561,925

Total	$3,383,913	$1,348	$(357,183)	$3,028,078

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$387,529	$805	$-	$388,334

Debt securities:
Corporate Bonds	2,919,095	60,550	(139,220)	2,840,425

Total	$3,306,624	$61,355	$(139,220)	$3,228,759

During 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. During the three and nine months ended September 30, 2020, the Company experienced a holding gain of approximately $0.1 million and a holding loss of approximately $0.3 million on its available for sale marketable debt securities, respectively. The holding gain and loss are included in the Company’s consolidated statements of comprehensive income. As a result, the Company’s marketable debt securities had an aggregate net unrealized loss of approximately $0.4 million as of September 30, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility associated with the current COVID-19 pandemic resulting in significant reductions in market interest rates and market prices of certain debt securities. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges on its investments in debt securities. As of September 30, 2020, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

As of September 30, 2020 and December 31, 2019, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the during the nine months ended September 30, 2020.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2020
Due in 1 year	$-
Due in 1 year through 5 years	2,155,050
Due in 5 year through 10 years	-
Due after 10 years	406,875
Total	$2,561,925

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of September 30, 2020	Maturity Date	Amount Due at Maturity	As of September 30, 2020	As of December 31, 2019
Revolving Credit Facility	LIBOR + 2.15% (floor of 3.00%)	4.16%	July 2022	$38,414,814	$38,414,814	$38,988,014

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,635,069	26,995,705

Total mortgages payable		4.55%		$64,542,386	65,049,883	65,983,719

Less: Deferred financing costs					(206,745)	(342,442)

Total mortgage payable, net					$64,843,138	$65,641,277

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

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR+ 4.95% until it was reduced to LIBOR + 3.50% effective June 18, 2018. On July 11, 2019, the Company and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from LIBOR + 3.50% to LIBOR + 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Company and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, the Company made principal paydowns of approximately $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of approximately $0.6 million on April 1, 2020.

On June 2, 2020, the Company and the lender agreed to certain changes to the terms of the Company’s revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity; (ii) subject to certain conditions, the interest rate spread was reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $0.8 million into a cash collateral account (which is classified as restricted cash on the consolidated balance sheets) to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and waiver of all financial covenants for periods before June 30, 2021 and the Company is currently in discussions with the lender to further extend the waiver of all financial covenants. However, there can be no assurances that it will be successful in such endeavors.  Additionally, a principal paydown of approximately $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, each one approximately $0.3 million, which were made in June 2020 and September 2020.

As of September 30, 2020, the Revolving Credit Facility had an outstanding principal balance of approximately $38.4 million and six of the Company’s hotel properties were pledged as collateral.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Although the Company is current with respect to the payment of debt service on its nonrecourse Home2 Suites Promissory Note, it did not meet the required minimum debt service coverage ratio for the third quarter of 2020 because of the impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels until such time as a prescribed minimum debt service coverage ratio is achieved for two successive quarters. If the lender elects to retain any excess cash flow from these two hotels, the Company does not believe it would have a material effect on its liquidity or financial condition.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$125,456	$26,509,613	$38,414,814	$-	$-	$-	$65,049,883

Less: Deferred financing costs							(206,745)

Total principal maturities, net							$64,843,138

Pursuant to the Company’s debt agreements, approximately $3.3 million and $2.3 million of funds were held in restricted escrow accounts as of September 30, 2020 and December 31, 2019, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, debt service payments, insurance and capital improvements, as required. Certain of our debt agreements contain clauses providing for prepayment penalties.

6. Notes Payable

During April 2020, the Company, through various subsidiaries (each such entity, a “Borrower”), received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  The payment of principal and interest on the PPP loan is deferred until the day that the forgiven amount is remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. As of September 30, 2020, the PPP Loans had an outstanding balance of $1.5 million and are classified as Notes Payable on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Development fees (1)	$-	$-	$-	$4,954
Disposition fees (general and administrative costs)	-	-	39,200	-
Asset management fees (general and administrative costs)	300,292	460,009	955,706	1,370,791

Total	$300,292	$460,009	$994,906	$1,375,745

(1) Generally, capitalized and amortized over the estimated useful life of the associated asset.

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to/from related parties approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$65,049,883	$64,864,326	$65,983,719	$65,974,411

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

11. Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to the Company, subject to certain restrictions. From the Company’s date of inception through December 31, 2019 we repurchased 397,370 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.72 per share. For the period from January 1 through March 18, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of September 30, 2020, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and these trends have continued through the third quarter. The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we currently expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the remainder of 2020 and into 2021. We cannot estimate when room demand will recover for our hotels.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken certain actions to preserve our liquidity, including the following:

•	We have implemented cost reduction strategies for all of our hotels, which has led to reductions in both operating expenses and planned capital expenditures.

•	On June 2, 2020, we and the lender agreed to certain changes to the terms of our revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity; (ii) subject to certain conditions, the interest rate spread was reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) we deposited $0.8 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and waiver of all financial covenants for periods before June 30, 2021 and we are currently in discussions with the lender to further extend the waiver of all financial covenants. However, there can be no assurances that we will be successful in such endeavors. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

•	On March 19, 2020, our board of directors approved the suspension of all redemptions under our shareholder redemption program. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

•	In April 2020, we received an aggregate of $1.5 million from loans provided under the federal Paycheck Protection Program. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•	In May 2020, we had approximately $5.2 million of funds released to us from an escrow account. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Based on these actions, along with its cash and cash equivalents on hand, we believe that we will have sufficient liquidity to meet our obligations for at least twelve months from the date of issuance of these financial statements.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

				Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months Ended	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Date Acquired	Available Rooms	September 30, 2020	September 30, 2020	September 30, 2020
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	32,880	41%	$38.13	$93.21

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	40,004	45%	40.60	90.16

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	23,564	53%	45.54	85.17

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	25,208	33%	36.69	112.12

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	34,250	45%	37.43	82.79

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	38,086	72%	68.63	95.12

Fairfield Inn – Austin (1)	Austin, Texas	2014	9/13/2016	23,016	39%	31.44	81.52

Staybridge Suites – Austin (1)	Austin, Texas	2009	10/7/2016	22,000	65%	54.44	83.78

			Total	239,008	49.6%	$44.74	$90.28

Unconsolidated Affiliated Real Estate Entity:

Hospitality					Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months Ended	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Date Acquired	Year to Date Available Rooms	September 30, 2020	September 30, 2020	September 30, 2020
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	50,142	49.5%	$54.33	$109.87

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2019.

Results of Operations

Disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.0 million during the nine months ended September 30, 2020.

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

We currently have one operating segment. As of September 30, 2020, we majority owned and consolidated the operating results and financial condition of 8 limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which we account for under the equity method of accounting.

Comparison of the three months ended September 30, 2020 vs. September 30, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2020 and 2019 are attributable to our consolidated hospitality properties, including the SpringHill Suites – Green Bay through its date of disposition. Hospitality properties which were owned by us during the entire periods presented are referred to as our “Same Store Hotels”. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 80.3% to 51.5% for the third quarters of 2019 and 2020, respectively, revenue per available room (“RevPAR”) from $98.32 to $41.92 for the third quarters of 2019 and 2020, respectively, and the  average daily rate per room (“ADR”)  from $122.45 to $81.46 for the third quarters of 2019 and 2020, respectively.

Revenues

Revenues decreased by $6.1 million to $3.5 million during the three months ended September 30, 2020 compared to $9.6 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, revenues for our Same Store Hotels decreased by $4.8 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 quarterly period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $3.0 million to $2.7 million during the three months ended September 30, 2020 compared to $5.7 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, property operating expenses for our Same Store Hotels decreased by $2.3 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.4 million during both the three months ended September 30, 2020 and 2019.

General and administrative expense

General and administrative expenses decreased slightly by less than $0.1 million to $0.6 million during the three months ended September 30, 2020 compared to $0.7 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $1.3 million during the three months ended September 30, 2020 compared to $1.5 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, depreciation and amortization expense for our Same Store Hotels was relatively flat.

Interest expense

Interest expense decreased by $0.4 million to $0.7 million during the three months ended September 30, 2020 compared to $1.1 million for the same period in 2019. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on disposition of unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.5 million during the three months ended September 30, 2020 compared to $0.4 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020). We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Comparison of the nine months ended September 30, 2020 vs. September 30, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2020 and 2019 are attributable to our consolidated hospitality properties, including the SpringHill Suites – Green Bay through its date of disposition. Hospitality properties which were owned by us during the entire periods presented are referred to as our “Same Store Hotels”. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 76.2% to 49.6% for the nine months ended September 30, 2019 and 2020, respectively, revenue per available room (“RevPAR”) from $91.27 to $44.74 for the nine months ended September 30, 2019 and 2020, respectively, and the  average daily rate per room (“ADR”)  from $119.83 to $90.28 for the nine months ended September 30, 2019 and 2020, respectively.

Revenues

Revenues decreased by $14.4 million to $11.1 million during the nine months ended September 30, 2020 compared to $25.5 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, revenues for our Same Store Hotels decreased by $11.7 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 quarterly period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $7.2 million to $8.7 million during the nine months ended September 30, 2020 compared to $15.9 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, property operating expenses for our Same Store Hotels decreased by $5.5 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $1.1 million during the nine months ended September 30, 2020 compared to $1.2 million for the same period in 2019.

General and administrative expense

General and administrative expenses decreased by $0.3 million to $1.9 million during the nine months ended September 30, 2020 compared to $2.2 million for the same period in 2019 principally due to lower asset management fees as a result of the disposition of the SpringHill Suites – Green Bay.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.6 million to $3.8 million during the nine months ended September 30, 2020 compared to $4.4 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, depreciation and amortization expense for our Same Store Hotels was relatively flat.

Interest expense

Interest expense decreased by $1.2 million to $2.3 million during the nine months ended September 30, 2020 compared to $3.5 million for the same period in 2019. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on disposition of unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.0 million during the nine months ended September 30, 2020.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.7 million during the nine months ended September 30, 2020 compared to $2.4 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020). We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, required to maintain our status as a REIT. Other than our available cash on hand, our primary sources of funds was approximately $22.0 million of proceeds generated from the disposition of our membership interest in the Cove Joint Venture during the nine months ended September 30, 2020.

We currently believe that these cash resources along with our available cash on hand of $28.1 million and marketable securities, available for sale, of $3.0 million, both as of September 30, 2020, along with any proceeds generated from the selective disposition of certain assets will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months.

As of September 30, 2020, we have $65.0 million of outstanding mortgage debt and $1.5 million of notes payable. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2020, our total borrowings were $66.5 million which represented 62% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Development fees (1)	$-	$-	$-	$4,954
Disposition fees (general and administrative costs)	-	-	39,200	-
Asset management fees (general and administrative costs)	300,292	460,009	955,706	1,370,791

Total	$300,292	$460,009	$994,906	$1,375,745

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2020	2019
Net cash (used in)/provided by operating activities	$(2,675,949)	$4,471,881
Net cash provided by/(used in) investing activities	20,862,046	(1,232,322)
Net cash used in financing activities	(281,303)	(6,806,460)
Net change in cash, cash equivalents and restricted cash	17,904,794	(3,566,901)
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of the period	$31,447,987	$8,071,780

Our principal source of cash flow during the nine months ended September 30, 2020 has been derived from the disposition of our membership interest in the Cove Joint Venture. We believe our cash available on hand and any proceeds from the sale of our marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT. We also expect to use these sources of liquidity along with selective dispositions of assets and/or financings to fund any future investment activities.

Because of the impact of the COVID-19 pandemic on our operating performance, we have recently negotiated certain amendments with respect to our outstanding indebtedness, including forbearance of scheduled debt service, reductions in interest rates and waivers of financial covenants. See “Contractual Obligations” for additional information.

Operating activities

The net cash used in operating activities of $2.7 million during the nine months ended September 30, 2020 consisted of our net loss of $0.1 million, a gain of $8.0 million on the disposition of our membership interest in the Cove Joint Venture and net changes in operating assets and liabilities of $0.2 million offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $5.6 million . The net use of cash in operating activities of $2.7 million during the nine months ended September 30, 2020 was principally attributable to the effect of the COVID-19 pandemic on our operating performance.

Investing activities

The net cash provided by investing activities of $20.9 million during the nine months ended September 30, 2020 primarily consisted of proceeds received in connection with the redemption of our membership interest in the Cove Joint Venture of $22.0 million offset by contributions to the Hilton Garden Inn Joint Venture of $0.9 million and capital expenditures of $0.2 million.

Financing activities

The cash used in financing activities of $0.3 million during the nine months ended September 30, 2020 consisted of the proceeds received from notes payable of $1.5 million offset by redemptions and cancellation of common stock of $0.8 million and $0.9 million in payments on our mortgages payable.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our date of inception through December 31, 2019 we repurchased 397,370 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.72 per share. For the period from January 1 through March 18, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of September 30, 2020.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$125,456	$26,509,613	$38,414,814	$-	$-	$-	$65,049,883
Interest payments	609,272	2,513,094	1,754,529	-	-	-	4,876,895
Total	$734,728	$29,022,707	$40,169,343	$-	$-	$-	$69,926,778

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

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 4.95% until it was reduced to LIBOR + 3.50% effective June 18, 2018. On July 11, 2019, we and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from LIBOR + 3.50% to LIBOR + 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of June 30, 2019. On August 22, 2019, we and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, we were required to make principal paydowns of approximately $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of approximately $0.6 million on April 1, 2020.

On June 2, 2020, we and the lender agreed to certain changes to the terms of our revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity; (ii) subject to certain conditions, the interest rate spread was reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $0.8 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and waiver of all financial covenants for periods before June 30, 2021 and we are currently in discussions with the lender to further extend the waiver of all financial covenants. However, there can be no assurances that we will be successful in such endeavors. Additionally, a principal paydown of approximately $0.6 million, which was previously due on April 1, 2020, was bifurcated into two separate principal paydowns, each one approximately $0.3 million, which were made in June 2020 and September 2020. See Note 5 for additional information.

As of September 30, 2020, the Revolving Credit Facility had an outstanding principal balance of approximately $38.7 million and six of our hotel properties were pledged as collateral.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of approximately $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). As of September 30, 2020, the Home2 Suites Promissory Note had an outstanding balance of approximately $26.9 million.

Although we are current with respect to the payment of debt service on our nonrecourse Home2 Suites Promissory Note, we did not meet the required minimum debt service coverage ratio for the third quarter of 2020 because of the impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels until such time as a prescribed minimum debt service coverage ratio is achieved for two successive quarters. If the lender elects to retain any excess cash flow from these two hotels, we do not believe it would have a material effect on our liquidity or financial condition.

PPP Loans

During April 2020, we, through various subsidiaries (each such entity, a “Borrower”) received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  The payment of principal and interest on the PPP loan is deferred until the day that the forgiven amount is remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  Although we intend for each Borrower to apply for forgiveness, no assurance may be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan in whole or in part.

As of September 30, 2020, the PPP Loans had an outstanding balance of $1.5 million, which is classified as Notes Payable on the consolidated balance sheets.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,462,598)	$(156,089)	$(101,235)	$(3,911,519)
FFO adjustments:
Depreciation and amortization of real estate assets	1,273,187	1,510,221	3,818,047	4,405,768
Gain on disposition of unconsolidated affiliated real estate entity	(120,328)	-	(7,996,976)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities	320,320	973,507	1,163,449	2,918,545
FFO	(989,419)	2,327,639	(3,116,715)	3,412,794
MFFO adjustments:

Acquisition and other transaction related costs expensed	143	-	2,113	38,359
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	343,239	-	343,429
Unrealized loss on marketable equity securities(2)	(464)	-	(1,348)	-
Loss on sale of marketable securities (1)	-	-	-	38,359

MFFO	(989,740)	2,670,878	(3,115,950)	3,832,941
Straight-line rent(3)	-	-	-	-
MFFO - IPA recommended format	$(989,740)	$2,670,878	$(3,115,950)	$3,832,941

Net loss	$(2,462,598)	$(156,089)	$(101,235)	$(3,911,519)
Less: net loss/(income) attributable to noncontrolling interests	34	-	(8)	50
Net loss applicable to Company's common shares	$(2,462,564)	$(156,089)	$(101,243)	$(3,911,469)
Net loss per common share, basic and diluted	$(0.19)	$(0.01)	$(0.01)	$(0.29)

FFO	$(989,419)	$2,327,639	$(3,116,715)	$3,412,794
Less: FFO attributable to noncontrolling interests	12	(38)	39	(60)
FFO attributable to Company's common shares	$(989,407)	$2,327,601	$(3,116,676)	$3,412,734
FFO per common share, basic and diluted	$(0.07)	$0.17	$(0.24)	$0.26

MFFO - IPA recommended format	$(989,740)	$2,670,878	$(3,115,950)	$3,832,941
Less: MFFO attributable to noncontrolling interests	12	(38)	37	(66)
MFFO attributable to Company's common shares	$(989,728)	$2,670,840	$(3,115,913)	$3,832,875

Weighted average number of common shares outstanding, basic and diluted	13,229,791	13,365,427	13,234,781	13,381,006

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2020
FFO attributable to Company's common shares	$12,799,738
Distributions declared and paid	$25,876,082

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 12, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: November 12, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)