Form 10-K
period 2020-12-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2021-03-30
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-55619

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1140492
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s common shares. As of June 30, 2020, the last business day of the most recently completed second quarter, there were 13.0 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 18, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $8.05 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2020. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2021, there were approximately 13.0 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust III, Inc. (the “Lightstone REIT III”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions and uncertainties regarding the impact of the current COVID-19 pandemic, (ii) the availability of suitable acquisition opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates, (v) increases in operating costs and (vi) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Value Plus Real Estate Investment Trust III, Inc. (’‘Lightstone REIT III’’), is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of December 31, 2020, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). We account for our unconsolidated membership interest in the Hilton Garden Inn Joint Venture under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as our sponsor (the ’’Sponsor’’) during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through December 31, 2020, no distributions have been declared or paid on the Subordinated Participation Interests.

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

Related Parties

Our Advisor and its affiliates and the Special Limited Partner are related parties. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of our assets during our acquisition, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Investment Objectives

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

Distributions on Common Shares

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the year ended December 31, 2019 were $4.0 million.

Future distributions declared, if any, will be at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Our Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions. For the period from January 1 through March 18, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share. For the year ended December 31, 2019, we repurchased 141,204 shares of common stock at an average price per share of $9.77.

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

We engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS which then enters into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been some slight improvement; room demand continues to be substantially below historical levels. The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we currently expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the foreseeable future. We cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for our hotels.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including, but not limited to, those described below:

●	We implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, each one $0.3 million, which were made in June 2020 and September 2020.

We and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, that we expect will be finalized shortly, that provide for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.9 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●

Paycheck Protection Program Loans -

In April 2020, our hotels received $1.5 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, our hotels received an additional $1.9 million from PPP Loans. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, did not declare any distributions on our Common Shares during 2020. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder redemption program. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

●	In May 2020, we had approximately $5.2 million of funds released to us from an escrow account. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture and the lender have agreed in principle to various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City, which they expect will be finalized shortly. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Based on these actions, along with our cash and cash equivalents on hand, we believe that we will have sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 2. PROPERTIES:

				Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year Ended	Average Daily Rate For the Year Ended
	Location	Year Built	Date Acquired	Available Rooms	December 31, 2020	December 31, 2020	December 31, 2020

Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,920	40.20%	$35.85	$89.16

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	53,436	41.05%	$36.44	$88.78

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	31,476	52.66%	$43.68	$82.95

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	33,672	31.13%	$33.71	$108.29

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	45,750	44.19%	$34.78	$78.71

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	50,874	72.68%	$67.46	$92.82

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	30,744	45.84%	$35.03	$76.40

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	29,360	62.63%	$51.59	$82.36

			Total	319,232	49.0%	$42.75	$87.30

Unconsolidated Affiliated Real Estate Entity:

				Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year Ended	Average Daily Rate For the Year Ended
Hospitality	Location	Year Built	Date Acquired	Available Rooms	December 31, 2020	December 31, 2020	December 31, 2020

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	66,978	47.1%	$51.38	$109.17

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on our results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2021, we had approximately 13.2 million shares of common stock outstanding, held by a total of 3,790 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 18, 2021, our Board of Directors determined and approved our estimated NAV of $106.5 million and resulting estimated NAV per Share of $8.05, both as of December 31, 2020 and both after the Special Limited Partner’s purchase of Subordinated Participation Interests. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling $12.1 million. In the calculation of our estimated NAV, no allocation of value was made to the Special Limited partner’s Subordinated Participation Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2020.

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

Our estimated NAV per Share as of December 31, 2020 was calculated with the assistance of both our Advisor and Marshall & Stevens Incorporated (’‘M&S’’), an independent third-party valuation engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Special Limited Partner’s Subordinated Participation Interests. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2020 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to the Special Limited Partner’s Subordinated Participation interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ’‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2020 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate- related investments.

With respect to our NAV per Share as of December 31, 2020, M&S prepared appraisal reports (the ’‘Consolidated Appraisal Reports’’ and the “Hilton Garden Inn – Long Island City Appraisal Report”) and collectively, the “M&S Appraisal Reports”), summarizing key inputs and assumptions on the nine properties in which we held ownership interests as of December 31, 2020. M&S also prepared a NAV report (the ’‘December 2020 NAV Report’’) which estimated the NAV per Share as of December 31, 2020. The December 2020 NAV Report relied upon (i) the M&S Appraisal Reports for the nine properties in which we held ownership interests and (ii) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, available for sale, restricted cash, due from/(to) related parties, other assets, mortgages and notes payable, other liabilities and any allocation of value to Special Limited Partner’s Subordinated Participation Interests, to calculate estimated NAV per Share, all as of December 31, 2020.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2020 as well as the comparable calculation as of December 31, 2019.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2020		As of December 31, 2019
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$140,210	$10.60	$175,454	$13.18
Non-Real Estate Assets:
Cash and cash equivalents	26,999		6,103
Marketable securities, available for sale	3,227		3,229
Restricted cash	2,973		7,441
Other assets	638		807
Total non-real estate assets	33,837	2.56	17,580	1.32
Total Assets	174,047	13.16	193,034	14.50
Liabilities:
Mortgages payable	(64,824)		(65,974)
Due to related parties	(292)		(451)
Other liabilities	(2,442)		(2,827)
Total liabilities	(67,558)	(5.11)	(69,252)	(5.20)

Allocation of value to Special Limited Partner’s Subordinated Participation Interests	-	-	-	-

Adjusted NAV after giving effect to Special Limited Partner’s Purchases of Subordinated Participation Interests	$106,489	$8.05	$123,782	$9.30

Shares of Common Stock Outstanding	13,230		13,310

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2020. M&S’s services included appraising the M&S Appraised Properties and preparing the December 2020 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2020 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our acquisitions. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past year M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor as well as to affiliates of our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and our Advisor relating to their reports, the final appraised values of the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2020. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: As of December 31, 2020, we have ownership interests in (i) eight consolidated properties and (ii) one unconsolidated property held through a joint venture (collectively, the ’‘Real Estate Properties’’). With respect to our consolidated properties as of December 31, 2020, we wholly owned eight hospitality properties, or select services hotels, containing a total of 872 rooms (collectively, the Consolidated Real Estate Properties”). With respect to our unconsolidated property as of December 31, 2020, we held a 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We do not consolidate our membership interest in the Hilton Garden Inn Joint Venture but rather account for it under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties, which consisted of the nine Real Estate Properties in which we held ownership interests as of December 31, 2020.

In preparing the appraisal reports, M&S, among other things:

●	performed a site visit of each property in connection with this assignment or other assignments;

●	interviewed our officers or the Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties; and

●	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

The following summarizes the valuation approach used for our Consolidated Real Estate Properties:

M&S employed the income approach and the sales comparison approach to estimate the value of the appraised properties included in our Consolidated Real Estate Properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (’‘DCF Analysis’’) and direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our consolidated investments in real estate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investment in real estate is accounted for under the equity method of accounting in our consolidated financial statements.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City as of December 31, 2020:

	Consolidated Real Estate Properties (8 hospitality properties)	Unconsolidated Real Estate Property (1 hospitality property)
Weighted-average:
Exit capitalization rate	8.22%	5.75%
Discount rate	8.87%	6.75%
Annual market rent growth rate	10.46%	14.17%
Annual net operating income growth rate	25.32%	60.05%
Holding period (in years)	11.0	12.0

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated value of Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City as of December 31, 2020. Although any of the assumptions could change, assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City (our 50% ownership) which would result from a 25-basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated Real Estate Properties (8 hospitality properties)	Unconsolidated Real Estate Property (1 hospitality property)
Increase of 25 basis points:
Exit capitalization rate	$(1,472)	$(596)
Discount rate	$(2,358)	$(559)
Decrease of 25 basis points:
Exit capitalization rate	$2,030	$650
Discount rate	$2,877	$575

As of December 31, 2020, the aggregate estimated fair value of our interests in the Consolidated Real Estate Properties was $125.7 million and the aggregate carrying value was $107.1 million, which equates to an overall increase in value of 17.4%.

As of December 31, 2020, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $14.5 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $62.1 million less the fair value of the outstanding indebtedness of $33.8 million plus all other non-real estate assets and liabilities, net of $0.7 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $14.5 million compared to our carrying value of $10.6 million, both as of December 31, 2020, equates to an increase in value of 35.8%.

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

Mortgages payable: The values for our mortgages payable were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgages payable ranged from 3.00% to 5.20%.

Due to related parties: The estimated value of our due to related parties approximates its carrying value due to its short maturity.

Other liabilities: Our other liabilities consist of our accounts payable and accrued expenses and deposits payable. The carrying values of these items were considered to equal their fair value due to their short maturities. Additionally, certain outstanding notes payable were excluded as we expect them to be fully forgiven.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations of value are made to the Special Limited Partner’s Subordinated Participation Interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling $12.1 million. In the calculation of our estimated NAV, no allocation of value was made to the Special Limited Partner’s Subordinated Participation Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2020.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2019 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 20, 2020.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per share, which could be significantly different from the estimated NAV per Share approved by our Board of Directors. The estimated NAV per Share approved by our Board of Directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	a stockholder would be able to resell his or her shares of common stock at the estimated NAV per Share;

●	a stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;

●	an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

●	the methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per Share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the special limited partner for its subordinated participation interests in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the subordinated participation interests representing the amount that would be payable to the special limited partner in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ’‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations to the special limited partner’s subordinated participation interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (’‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

The prices at which stockholders who have held shares of common stock for the required one-year period may offer to sell shares of common stock back to us are as follows:

●	in the case of the death of a stockholder: our NAV per Common Share;

●	the below percentages, except for in the case of the death of a stockholder: our estimated value per Common Share

●	92.5% for stockholders who have continuously held their Common Shares for at least one year;

●	95% for stockholders who have continuously held their Common Shares for at least two years;

●	97.5% for stockholders who have continuously held their Common Shares for at least three years; and

●	100% for stockholders who have continuously held their Common Shares for at least four years.

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

For the period from January 1 through March 18, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share. For the year ended December 31, 2019, we repurchased 141,204 shares of common stock at an average price per share of $9.77.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions

Distributions and Distributions Declared

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the year ended December 31, 2019 were $4.0 million.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

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

Overview

The Lightstone REIT III, together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, hospitality, residential and/or commercial properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. As of December 31, 2020, our portfolio of properties consisted of nine hospitality properties (eight consolidated and one unconsolidated). Our real estate investments have been and are expected to continue to be held by us alone or jointly with other parties.

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been some slight improvement; room demand continues to be substantially below historical levels. The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we currently expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the foreseeable future. We cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for our hotels.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including, but not limited to, those described below:

●	We implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, each one $0.3 million, which were made in June 2020 and September 2020.

We and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, that we expect will be finalized shortly, that provide for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.9 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●

Paycheck Protection Program Loans -

In April 2020, our hotels received $1.5 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, our hotels received an additional $1.9 million from PPP Loans. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, did not declare any distributions on our Common Shares during 2020. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder redemption program. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

●	In May 2020, we had approximately $5.2 million of funds released to it from an escrow account. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture and the lender have agreed in principle to various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City, which they expect will be finalized shortly. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Based on these actions, along with our cash and cash equivalents on hand, we believe that we will have sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management’s most difficult, subjective or complex judgments.

Investments in Real Estate

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

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value.  We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.   The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions.  The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties.  An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its estimated fair value. The results of our 2020 impairment analysis did not identify any properties where the undiscounted cash flows were less than the carrying value. However, any changes in assumptions used in our impairment analysis could result in future impairment losses, which could be material.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

Investments in Unconsolidated Entities.

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. Our contractual performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. We participate in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. We recognize revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of our hotels.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and our contractual performance obligations have been fulfilled.

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contractual liabilities are not significant.

We note no significant judgments regarding the recognition of room, food and beverage or other revenues.

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

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Results of Operations

Disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.0 million during the year ended December 31, 2020.

Disposition of SpringHill Suites – Green Bay

On October 24, 2019, we completed the disposition of the SpringHill Suites – Green Bay for an aggregate contractual sales price of $19.4 million, net of expenses of $0.2 million. In connection with the disposition of the SpringHill Suites – Green Bay, we recognized a net gain on the disposition of real estate of $1.4 million during the third quarter of 2019.

The disposition of the SpringHill Suites – Green Bay did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift in our operations that had a major effect on our operations and financial results. Accordingly, the operating results of the SpringHill Suites – Green Bay are reflected in our results from continuing operations for all periods presented through its date of disposition.

We currently have one operating segment. As of December 31, 2020, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which we account for under the equity method of accounting.

See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information on our dispositions.

Comparison of the year ended December 31, 2020 vs. December 31, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the years ended December 31, 2020 and 2019 are attributable to our consolidated hospitality properties, including the SpringHill Suites – Green Bay through its date of disposition. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 74.7% to 49.0% for 2019 and 2020, respectively, revenue per available room (“RevPAR”) from $87.87 to $42.75 for 2019 and 2020, respectively, and the average daily rate per room (“ADR”)  from $117.65 to $87.30 for 2019 and 2020, respectively.

Revenues

Revenues decreased by $18.3 million to $14.2 million during the year ended December 31, 2020 compared to $32.5 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, revenues for our Same Store Hotels decreased by $15.1 million. This decrease reflects lower occupancy, RevPAR and ADR during 2020 compared to 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $9.5 million to $11.2 million during the year ended December 31, 2020 compared to $20.7 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Green Bay, property operating expenses for our Same Store Hotels decreased by $7.5 million. This decrease reflects the lower occupancy during 2020 resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to approximately $1.5 million during the year ended December 31, 2020 compared to $1.6 million for the same period in 2019 due primarily to the lower real estate taxes as a result of the disposition of the SpringHill Suites – Green Bay.

General and administrative expense

General and administrative expenses decreased by $0.5 million to $2.5 million during the year ended December 31, 2020 compared to $3.0 million for the same period in 2019 principally due to lower asset management fees as a result of the dispositions of the SpringHill Suites – Green Bay and our 22.5% membership interest in the Cove Joint Venture.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.6 million to $5.1 million during the year ended December 31, 2020 compared to $5.7 million for the same period in 2019 due primarily to the lower depreciation expense as a result of the disposition of the SpringHill Suites – Green Bay.

Interest expense

Interest expense decreased by $1.4 million to $3.0 million during the year ended December 31, 2020 compared to $4.4 million for the same period in 2019. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on disposition of unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.0 million during the year ended December 31, 2020.

Gain on disposition of investment property

During the year ended December 31, 2019, we recognized a gain on the disposition of investment property of approximately $1.4 million related to the disposition of the SpringHill Suites – Green Bay on October 24, 2019.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities during the year ended December 31, 2020 was $2.1 million compared to $2.8 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020). We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entity, redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT. During the year ended December 31, 2020, our primary source of funds was approximately $22.0 million of proceeds generated from the disposition of our 22.5% membership interest in the Cove Joint Venture.

We currently believe that these cash resources along with our available cash on hand of $27.0 million and marketable securities, available for sale, of $3.2 million, both as of December 31, 2020, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of December 31, 2020, we have $64.8 million of outstanding mortgage debt and $1.5 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2020, our total borrowings were $66.3 million which represented 63% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Disposition fee (1)	$-	$39,200
Finance fees (2)	-	303,750
Asset management fees (general and administrative costs)	1,256,459	1,802,505
Construction management fees (3)	-	4,954

Total	$1,256,459	$2,150,409

(1)	A disposition fee of $39,200 was paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs.
(2)	Finance fees of $303,750 were capitalized and included in the carrying value of our investment in the Cove Joint Venture, which was included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets through the date of disposition (February 12, 2020) of our 22.5% membership interest.
(3)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash flows (used in)/provided by operating activities	$(3,765,414)	$3,274,266
Cash flows provided by investing activities	20,600,226	18,655,902
Cash flows used in financing activities	(406,759)	(20,025,656)
Net change in cash, cash equivalents and restricted cash	16,428,053	1,904,512
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of year	$29,971,246	$13,543,193

Our principal source of cash flow during the year end December 31, 2020 has been derived from the disposition of our 22.5% membership interest in the Cove Joint Venture. We believe our cash available on hand and any proceeds from the sale of our marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including forbearance of scheduled debt service, reductions in interest rates and waiver periods and modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

Operating activities

The net cash used in operating activities of $3.8 million during the year end December 31, 2020 consisted of our net loss of $2.9 million, a gain of $8.0 million on the disposition of our 22.5% membership interest in the Cove Joint Venture and net changes in operating assets and liabilities of $0.3 million offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $7.4 million. The net use of cash in operating activities of $3.8 million during the year end December 31, 2020 was principally attributable to the negative effect of the COVID-19 pandemic on our operating performance.

Investing activities

The net cash provided by investing activities of $20.6 million during the year end December 31, 2020 primarily consisted of proceeds received in connection with the redemption of our 22.5% membership interest in the Cove Joint Venture of $22.0 million partially offset by contributions to the Hilton Garden Inn Joint Venture of $0.9 million and capital expenditures of $0.4 million.

Financing activities

The cash used in financing activities of $0.4 million during the year end December 31, 2020 consisted of payments on our mortgages payable of $1.1 million and redemptions and cancellations of common stock of $0.8 million, partially offset by proceeds received from PPP Loans of $1.5 million.

Distributions on Common Shares

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the year ended December 31, 2019 were $4.0 million.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Share Repurchase Program

For the period from January 1 through March 18, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share. For the year ended December 31, 2019, we repurchased 141,204 shares of common stock at an average price per share of $9.77.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of December 31, 2020.

Contractual Mortgage Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,509,613	$38,414,814	$-	$-	$-	$-	$64,924,427
Interest payments(1)	2,513,093	1,783,220	-	-	-	-	4,296,313
Total Contractual Mortgage Obligations	$29,022,706	$40,198,034	$-	$-	$-	$-	$69,220,740

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2020 was used.

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

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 4.95% until it was reduced to LIBOR + 3.50% effective June 18, 2018. On July 11, 2019, we and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from LIBOR + 3.50% to LIBOR + 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of June 30, 2019. On August 22, 2019, we and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, we were required to make principal paydowns of $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of $0.6 million on April 1, 2020.

On June 2, 2020, our Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account (of which $0.3 million was included in restricted cash on our consolidated balance sheet as of December 31, 2020) to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, each one $0.3 million, which were made in June 2020 and September 2020.

We and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, which we expect will be finalized shortly, that provide for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.9 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of December 31, 2020, the Revolving Credit Facility had an outstanding principal balance of approximately $38.4 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2020.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of approximately $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). As of December 31, 2020, the Home2 Suites Promissory Note had an outstanding balance of approximately $26.5 million. The Home2 Suites Promissory Note matures on October 5, 2021. We currently intend to refinance Home2 Suites Promissory Note on or before its maturity date.

Although we are current with respect to the payment of debt service on our nonrecourse Home2 Suites Promissory Note, we did not meet the required minimum debt service coverage ratio for the third and fourth quarters of 2020 because of the impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels until such time as a prescribed minimum debt service coverage ratio is achieved for two successive quarters. If the lender elects to retain any excess cash flow from these two hotels, we do not believe it would have a material effect on our liquidity or financial condition.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  Although we intend for each Borrower to apply for forgiveness, no assurance may be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan in whole or in part. As of December 31, 2020, the PPP Loans had an outstanding balance of $1.5 million, which is classified as Notes Payable on the consolidated balance sheets.

Subsequently, during the first quarter of 2021, our hotels received an additional $1.9 million from PPP Loans.

Investments in Unconsolidated Affiliated Entities

We have an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture under the equity method of accounting.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect to its non-recourse mortgage loan (the Hilton Garden Inn Mortgage”) as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

Additionally, the Hilton Garden Inn Joint Venture and the lender have agreed in principle to certain amendments to the terms of the Hilton Garden Inn Mortgage, which they expect will be finalized shortly, that provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 12-month interest-only payment period from April 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

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

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

	For the Year Ended December 31,
	2020	2019
Net loss	$(2,886,775)	$(4,063,908)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	1,484,152	3,890,764
Depreciation and amortization of real estate assets	5,101,313	5,673,357
Gain on disposition of unconsolidated affiliated real estate entity	(7,996,967)	-
Gain on disposition of investment property	-	(1,368,810)
FFO	(4,298,277)	4,131,403
MFFO adjustments:

Loss on sale of marketable securities(1)	18,666	38,359
Acquisition and other transaction related costs expensed	2,113	40,000
Unrealized gain on marketable equity securities(2)	(265)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities (loss on debt extinguishment)(1)	-	342,163
MFFO	(4,277,763)	4,551,925
Straight-line rent(2)	-	-
MFFO - IPA recommended format	$(4,277,763)	$4,551,925

Net loss	$(2,886,775)	$(4,063,908)
Less: net loss attributable to noncontrolling interests	30	48
Net loss applicable to Company’s common shares	$(2,886,745)	$(4,063,860)
Net loss per common share, basic and diluted	$(0.22)	$(0.30)

FFO	$(4,298,277)	$4,131,403
Less: FFO attributable to noncontrolling interests	53	(74)
FFO attributable to Company’s common shares	$(4,298,224)	$4,131,329
FFO per common share, basic and diluted	$(0.32)	$0.31

MFFO - IPA recommended format	$(4,277,763)	$4,551,925
Less: MFFO attributable to noncontrolling interests	51	(66)
MFFO attributable to Company’s common shares	$(4,277,712)	$4,551,859

Weighted average number of common shares outstanding, basic and diluted	13,233,527	13,366,468

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2020

FFO attributable to Company’s common shares	$11,618,167
Cumulative distributions declared	$25,876,082

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lightstone Value Plus Real Estate Investment Trust III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

EISNERAMPER LLP
Iselin, New Jersey
March 30, 2021

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets

Investment property:
Land and improvements	$21,662,328	$21,656,730
Building and improvements	91,764,252	91,585,498
Furniture and fixtures	16,214,763	15,946,892
Construction in progress	10,900	160,000
Gross investment property	129,652,243	129,349,120
Less accumulated depreciation	(22,588,429)	(17,551,394)
Net investment property	107,063,814	111,797,726
Investments in unconsolidated affiliated real estate entities	10,663,655	25,929,408
Cash and cash equivalents	26,998,685	6,102,573
Marketable securities, available for sale	3,226,853	3,228,759
Restricted cash	2,972,561	7,440,620
Accounts receivable and other assets	1,352,047	1,585,759

Total Assets	$152,277,615	$156,084,845

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,442,210	$2,826,937
Mortgages payable, net	64,754,449	65,641,277
Notes payable	1,450,230	-
Due to related parties	292,447	451,337
Total liabilities	68,939,336	68,919,551

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million and 13.3 million shares issued and outstanding, respectively	132,298	133,102
Additional paid-in-capital	113,205,240	114,002,133
Accumulated other comprehensive loss	(221,217)	(78,676)
Accumulated deficit	(41,870,122)	(38,983,377)
Total Company stockholders’ equity	71,246,199	75,073,182

Noncontrolling interests	12,092,080	12,092,112

Total Stockholders’ Equity	83,338,279	87,165,294

Total Liabilities and Stockholders’ Equity	$152,277,615	$156,084,845

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Revenues	$14,174,688	$32,455,782

Expenses:
Property operating expenses	11,165,916	20,657,994
Real estate taxes	1,502,599	1,582,044
General and administrative costs	2,482,859	2,966,954
Depreciation and amortization	5,101,313	5,673,357
Total operating expenses	20,252,687	30,880,349

Operating (loss)/income	(6,077,999)	1,575,433

Interest expense	(2,999,219)	(4,415,481)
Gain on disposition of investment in unconsolidated affiliated real estate entity	7,996,967	-
Gain on disposition of investment property	-	1,368,810
Loss from investments in unconsolidated affiliated real estate entities	(2,102,472)	(2,767,916)
Other income, net	295,948	175,246
Net loss	(2,886,775)	(4,063,908)

Less: net loss attributable to noncontrolling interests	30	48
Net loss applicable to Company’s common shares	$(2,886,745)	$(4,063,860)

Net loss per Company’s common shares, basic and diluted	$(0.22)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	13,233,527	13,366,468

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2020	2019
Net loss	$(2,886,775)	$(4,063,908)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(123,877)	333,256
Reclassification adjustment for (gain)/loss included in net loss	(18,666)	38,359

Other comprehensive (loss)/income	(142,543)	371,615

Comprehensive loss	(3,029,318)	(3,692,293)

Less: Comprehensive loss attributable to noncontrolling interests	32	42

Comprehensive loss attributable to the Company’s common shares	$(3,029,286)	$(3,692,251)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Loss)/Income	Surplus	Interests	Total Equity

BALANCE, December 31, 2018	13,451,431	$134,515	$115,380,181	$(450,285)	$(30,937,879)	$12,092,224	$96,218,756

Net loss	-	-	-	-	(4,063,860)	(48)	(4,063,908)
Other comprehensive income	-	-	-	371,609	-	6	371,615
Distributions declared	-	-	-	-	(3,981,638)	-	(3,981,638)
Distributions paid to noncontrolling interests	-	-	-	-	-	(70)	(70)
Redemption and cancellation of shares	(141,204)	(1,413)	(1,378,048)	-	-	-	(1,379,461)
BALANCE, December 31, 2019	13,310,227	133,102	114,002,133	(78,676)	(38,983,377)	12,092,112	87,165,294

Net loss	-	-	-	-	(2,886,745)	(30)	(2,886,775)
Other comprehensive loss	-	-	-	(142,541)	-	(2)	(142,543)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)

BALANCE, December 31, 2020	13,229,791	$132,298	$113,205,240	$(221,217)	$(41,870,122)	$12,092,080	$83,338,279

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,886,775)	$(4,063,908)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,102,472	2,767,916
Depreciation and amortization	5,101,313	5,673,357
Amortization of deferred financing costs	172,464	282,695
Gain on disposition of investment property	-	(1,368,810)
Gain on disposition of investment in unconsolidated affiliated entity	(7,996,967)	-
Other non-cash adjustments	46,678	79,976
Changes in assets and liabilities:
Decrease in accounts receivable and other assets	140,839	403,573
Decrease in accounts payable and other accrued expenses	(286,548)	(794,756)
(Decrease)/increase in due to related parties	(158,890)	294,223

Net cash (used in)/provided by operating activities	(3,765,414)	3,274,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(401,301)	(2,833,140)
Proceeds from sale of marketable securities	1,472,255	1,018,865
Purchase of marketable securities	(1,630,977)	(205,335)
Proceeds from disposition of investment property, net	-	19,388,850
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	21,989,574	-
Investments in unconsolidated affiliated real estate entities	(873,325)	(550,442)
Distribution from unconsolidated affiliated real estate entities	44,000	1,837,104

Net cash provided by investing activities	20,600,226	18,655,902

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(1,059,292)	(13,638,270)
Proceeds received from notes payable	1,450,230	-
Payment of loan fees and expenses	-	(340,766)
Distributions to noncontrolling interests	-	(70)
Distributions to common stockholders	-	(4,667,089)
Redemption and cancellation of common shares	(797,697)	(1,379,461)
Net cash used in financing activities	(406,759)	(20,025,656)

Net change in cash, cash equivalents and restricted cash	16,428,053	1,904,512
Cash, cash equivalents and restricted cash, beginning of year	13,543,193	11,638,681
Cash, cash equivalents and restricted cash, end of year	$29,971,246	$13,543,193

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,061,213	$4,231,871
Investment property acquired but not paid	$-	$92,404
Holding loss/gain on marketable securities, available for sale	$142,543	$371,615

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

1. Structure

Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone REIT III”), is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2020, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of December 31, 2020, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). The Company accounts for its unconsolidated membership interest in the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200,000, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the ’’Sponsor’’) during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with the Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets.

The Company’s Advisor has certain affiliates which may which may manage the properties the Company acquires. However, the Company also contracts with other unaffiliated third-party property managers, principally for the management of its hospitality properties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been some slight improvement; room demand continues to be substantially below historical levels. The COVID-19 pandemic has had a significant negative impact on the Company’s operations and financial results to date and the Company currently expects that the COVID-19 pandemic will continue to have a significant negative impact on its results of operations, financial position and cash flow for the foreseeable future. The Company cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for its hotels.

In light of the impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including, but not limited to, those described below:

●	The Company implemented cost reduction strategies for all of its hotels, leading to reductions in certain operating expenses and capital expenditures.

●	Amendments to Revolving Credit Facility –

On June 2, 2020, the Company’s revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, each one $0.3 million, which were made in June 2020 and September 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Additionally, the Company and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, which they expect will be finalized shortly, that provide for (i) the Company to make another principal paydown of $3.8 million, (ii) the Company to fund an additional $0.9 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 6 for additional information.

●	Paycheck Protection Program Loans -

In April 2020, the Company’s hotels received $1.5 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, the Company’s hotels received an additional $1.9 million from PPP Loans. See Note 7 for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, did not declare any distributions on the Company’s Common Shares during 2020. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder redemption program. See Note 8 for additional information.

●	In May 2020, the Company had approximately $5.2 million of funds released to us from an escrow account. See Note 3 for additional information.

●	The Hilton Garden Inn Joint Venture and the lender have agreed in principle to various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City, which they expect will be finalized shortly. See Note 4 for additional information.

Based on these actions, along with its cash and cash equivalents on hand, the Company believes that it will have sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these financial statements.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through December 31, 2020, no distributions have been declared or paid on the Subordinated Participation Interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2020, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, debt service payments and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of December 31, 2019, restricted cash also included approximately $5.2 million resulting from the sale of a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Green Bay”) located in Green Bay, Wisconsin (see Note 3). These funds were temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. However, the Company decided not to pursue a like-kind exchange transaction and the funds were subsequently released in May 2020.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2020	2019
Cash and cash equivalents	$26,998,685	$6,102,573
Restricted cash	2,972,561	7,440,620
Total cash, cash equivalents and restricted cash	$29,971,246	$13,543,193

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a debt security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Revenues

Revenues consist of amounts derived from hotel operations, including occupied hotel rooms and sales of food, beverage and other ancillary services and are presented on a disaggregated basis below. Revenues are recorded net of any sales or occupancy tax collected from our guests.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company’s contractual performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotels. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

	For the Year Ended December 31,
	2020	2019
Revenues
Room	$13,646,285	$31,057,929
Food, beverage and other	528,403	1,397,853

Total revenues	$14,174,688	$32,455,782

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

For the Years Ended December 31, 2020 and 2019

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

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value.  The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.   The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties.  An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

Investments in Unconsolidated Entities

The Company evaluates all investments in other entities for consolidation. The Company considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

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

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”), including when it acquires a hotel it usually establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

As of December 31, 2020 and 2019, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, due to/from related parties, distributions payable and notes payable approximate their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$64,924,427	$64,823,777	$65,983,719	$65,974,411

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

For the Years Ended December 31, 2020 and 2019

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

4. Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2020	December 31, 2019
RP Maximus Cove, L.L.C. (the “Cove Joint Venture”)	January 31, 2017	22.50%	$-	$14,150,280
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	10,663,655	11,779,128
Total investments in unconsolidated affiliated real estate entities			$10,663,655	$25,929,408

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT III COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT IV COVE LLC, a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owned and operated The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California from January 31, 2017 through February 12, 2020 (see below). Prior to entering into The Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $7.9 million during the first quarter of 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020, the Company no longer has an ownership interest in the Cove Joint Venture.

During August 2020, the Company received $0.1 million of additional proceeds related to the redemption of its membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, the Company has recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.0 million during the year ended December 31, 2020.

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

The following table represents the condensed income statements for the Cove Joint Venture:

(amounts in thousands)	For the Period January 1 through February 12, 2020	For the Year Ended December 31, 2019
Revenues	$1,375	$16,129

Property operating expenses	430	5,057
General and administrative costs	13	119
Depreciation and amortization	960	11,498

Operating loss	(28)	(545)

Loss on debt extinguishment	-	(1,521)
Interest expense and other, net	(652)	(9,424)

Net loss	$(680)	$(11,490)

Company’s share of net loss (22.5%)	$(153)	$(2,585)

Adjustment to depreciation and amortization expense (1)	(5)	(40)

Company’s loss from investment	$(158)	$(2,625)

The following table represents the condensed balance sheets for the Cove Joint Venture:

As of
(amounts in thousands)	December 31, 2019

Real estate, at cost (net)	$138,045
Cash and restricted cash	1,491
Other assets	1,141
Total assets	$140,677

Mortgage payable, net	$178,353
Other liabilities	1,339
Members’ deficit (1)	(39,015)
Total liabilities and members’ deficit	$140,677

1.	The adjustment to depreciation and amortization expense related to the difference between the Company’s basis in the Cove Joint Venture and the amount of the underlying equity in net assets of the Cove Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

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

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect the Hilton Garden Inn Mortgage as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

Additionally, the Hilton Garden Inn Joint Venture and the lender have agreed in principle to certain amendments to the terms of the Hilton Garden Inn Mortgage, which they expect will be finalized shortly, that provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 12-month interest-only payment period from April 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2020, it has made an aggregate of $1.5 million of additional capital contributions (of which $0.9 million was made in 2020) and received aggregate distributions of $1.5 million (of which $44,000 was received in 2020).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Revenues	$3,662	$11,009

Property operating expenses	3,259	6,761
General and administrative costs	37	-
Depreciation and amortization	2,527	2,527
Operating (loss)/income	(2,161)	1,721

Interest expense and other, net	(1,728)	(2,006)
Net loss	$(3,889)	$(285)
Company’s share of net loss (50.00%)	$(1,944)	$(143)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2020	December 31, 2019

Investment property, net	$54,826	$56,775
Cash	885	904
Other assets	1,211	894
Total assets	$56,922	$58,573

Mortgage payable, net	$34,988	$34,821
Other liabilities	1,207	794
Members’ capital	20,727	22,958
Total liabilities and members’ capital	$56,922	$58,573

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

5. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$218,206	$258	$-	$218,464

Debt securities:
Corporate Bonds	3,229,608	10,039	(231,258)	3,008,389

Total	$3,447,814	$10,297	$(231,258)	$3,226,853

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$387,529	$805	$-	$388,334

Debt securities:
Corporate Bonds	2,919,095	60,550	(139,220)	2,840,425

Total	$3,306,624	$61,355	$(139,220)	$3,228,759

During 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. During the year ended December 31, 2020, the Company experienced a holding loss of approximately $0.1 million on its available for sale marketable debt securities. The holding loss is included in the Company’s consolidated statements of comprehensive loss. As a result, the Company’s marketable debt securities had an aggregate net unrealized loss of approximately $0.2 million as of December 31, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility associated with the current COVID-19 pandemic resulting in significant reductions in market interest rates and market prices of certain debt securities. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment charges on its investments in debt securities. As of December 31, 2020, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2020, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the year ended December 31, 2020.

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

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2020
Due in 1 year	$-
Due in 1 year through 5 years	970,880
Due in 5 year through 10 years	-
Due after 10 years	2,037,502
Total	$3,008,382

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6. Mortgages Payable, Net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of December 31, 2020	Maturity Date	Amount Due at Maturity	As of December 31, 2020	As of December 31, 2019

Revolving Credit Facility	LIBOR + 2.15% (floor of 3.00%)	3.89%	July 2022	$38,414,814	$38,414,814	$38,988,014

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,509,613	26,995,705

Total mortgages payable		4.23%		$64,542,386	64,924,427	65,983,719

Less: Deferred financing costs					(169,978)	(342,442)

Total mortgage payable, net					$64,754,449	$65,641,277

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

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR+ 4.95% until it was reduced to LIBOR + 3.50% effective June 18, 2018. On July 11, 2019, the Company and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from LIBOR + 3.50% to LIBOR + 3.15%, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Company and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, the Company made principal paydowns of $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of $0.6 million on April 1, 2020.

On June 2, 2020, the Company’s Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $0.8 million into a cash collateral reserve account (of which $0.3 million was included in restricted cash on the Company’s consolidated balance sheet as of December 31, 2020) to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, each one $0.3 million, which were made in June 2020 and September 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Additionally, the Company and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, which they expect will be finalized shortly, that provide for (i) the Company to make another principal paydown of $3.8 million, (ii) the Company to fund an additional $0.9 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of December 31, 2020, the Revolving Credit Facility had an outstanding principal balance of approximately $38.4 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2020.

Home2 Suites Promissory Note

On October 5, 2016, the Company entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of approximately $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of the Company’s hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). The Home2 Suites Promissory Note matures on October 5, 2021. The Company currently intends to refinance Home2 Suites Promissory Note or before its maturity date.

Although the Company is current with respect to the payment of debt service on its nonrecourse Home2 Suites Promissory Note, it did not meet the required minimum debt service coverage ratio for the third and fourth quarters of 2020 because of the impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels until such time as a prescribed minimum debt service coverage ratio is achieved for two successive quarters. If the lender elects to retain any excess cash flow from these two hotels, the Company does not believe it would have a material effect on its liquidity or financial condition.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,509,613	$38,414,814	$-	$-	$-	$-	$64,924,427

Less: Deferred financing costs							(169,978)

Total principal maturities, net							$64,754,449

Pursuant to the Company’s debt agreements, $3.0 million and $2.3 million was held in restricted escrow accounts as of December 31, 2020 and 2019, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, debt service payments, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

7. Notes Payable

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. As of December 31, 2020, the PPP Loans had an outstanding balance of $1.5 million and are classified as Notes Payable on the consolidated balance sheets.

Subsequently, during the first quarter of 2021, the Company’s hotels received an additional $1.9 million from PPP Loans.

8. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2020 and 2019, the Company had no outstanding shares of preferred stock.

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

For the Years Ended December 31, 2020 and 2019

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

Distributions on Common Shares

On June 19, 2019, the Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the year ended December 31, 2019 were $4.0 million.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Share Repurchase Program

The Company’s share repurchase program (the “Share Repurchase Program”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to the Company, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with the Company, and must have beneficially held the Common Shares for at least one year prior to offering the Common Shares for sale to the Company through the Share Repurchase Program. Subject to certain limitations, the Company will also redeem Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder. The price for all purchases under our Share Repurchase Program is 100% of the estimated net asset value per share of the Company’s common stock, which is $8.05 per share as of December 31, 2020.

Redemption of shares, when requested, will be made on a quarterly basis subject to the Company’s Board of Director’s approval. Provided sufficient funds are available, the number of shares repurchased during the current calendar year will not exceed two percent of the weighted average number of shares outstanding during the prior calendar year. Funding for the Share Repurchase Program will come exclusively from operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

For the period from January 1 through March 18, 2020, 80,436 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.92 per share. During 2019, the Company redeemed 141,204 common shares at an average price per share of $9.77 per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Operational and Development Stages

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

“Contractual purchase price’’ or the “amount advanced for a loan or other investment’’ means the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, the amount of funds advanced with respect to a mortgage, or the amount actually paid or allocated in respect of the purchase of other real estate-related assets, in each case inclusive of any indebtedness assumed or incurred in respect of such asset but exclusive of acquisition fees and acquisition expenses.

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

From the Company’s inception through December 31, 2020, no property management fees or separate fees have been incurred.

Operating Expenses

The Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under’’ — Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. From the Company’s inception through December 31, 2020, the Company has not reimbursed the Advisor for providing any administrative services.

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

For the Years Ended December 31, 2020 and 2019

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

From the Company’s inception through December 31, 2020, no annual subordinated performance fees have been incurred.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

From the Company’s inception through December 31, 2020, no liquidating distributions have been made.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2020	2019
Disposition fee (1)	$-	$39,200
Finance fees (2)	-	303,750
Asset management fees (general and administrative costs)	1,256,459	1,802,505
Construction management fees (3)	-	4,954

Total	$1,256,459	$2,150,409

(1)	A disposition fee of $39,200 was paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs.
(2)	Finance fees of $303,750 were capitalized and included in the carrying value of the Company’s investment in the Cove Joint Venture, which was included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets through the date of disposition (February 12, 2020) of our 22.5% membership interest.
(3)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

10. Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party management companies. The management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.   The Management Agreements are for initial terms ranging from one year to 10 years however, the agreements can be cancelled for any reason by the Company after giving 60 days’ notice after the one year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined.  The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2020, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales.  The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2020, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were adequate and effective.

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

Our internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2021 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	60	Chief Executive Officer and Chairman of the Board of Directors	2021	2014
Edwin J. Glickman	89	Director	2021	2014
George R. Whittemore	71	Director	2021	2014

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

George R. Whittemore is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I, and from April 2008 to the present has served as a member of the board of directors of Lightstone II. Mr. Whittemore also presently serves as a director and member of the audit committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore previously served as a director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a director and chairman of the audit committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his experience in accounting, banking, finance and real estate.

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	60	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	68	President and Chief Operating Officer
Joseph Teichman	47	General Counsel and Secretary
Seth Molod	57	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone I, Lightstone II and Lightstone IV and their advisors. Mr. Hochberg also serves as the President of our sponsor and as the President and Chief Operating Officer of our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone V effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone I, Lightstone II and Lightstone IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2020.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2020, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our directors and executive officers serving in such capacities:

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

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. From our inception through December 31, 2020, no annual subordinated performance fees were incurred.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. As of December 31, 2020 and 2019, we owed the Advisor and its affiliated entities an aggregate of $292,447 and $451,337, respectively, which was principally for costs paid on our behalf, and is classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the period indicated:

	For the Years Ended December 31,
	2020	2019
Disposition fee (1)	$-	$39,200
Finance fees (2)	-	303,750
Asset management fees (general and administrative costs)	1,256,459	1,802,505
Construction management fees (3)	-	4,954

Total	$1,256,459	$2,150,409

(1)	A disposition fee of $39,200 was paid in connection with the disposition of the SpringHill Suites – Green Bay and expensed with the disposition’s closing costs.
(2)	Finance fees of $303,750 were capitalized and included in the carrying value of our investment in the Cove Joint Venture, which was included in investments in unconsolidated affiliated real estate entities on our consolidated balance sheets through the date of disposition (February 12, 2020) of our 22.5% membership interest.
(3)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. From our inception through December 31, 2020, no distributions have been declared or paid on the Subordinated Participation Interests.

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT III COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT IV COVE LLC, a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of approximately $255.0 million (the “Cove Transaction”). The Cove Joint Venture owned and operated The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California from January 31, 2017 through February 12, 2020 (see below). Prior to entering into The Cove Transaction, Maximus previously owned a separate noncontrolling interest in the Cove Joint Venture.

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

On February 12, 2020, the Cove Joint Venture completed the redemption of the Redeemers’ membership interests in the Cove Joint Venture pursuant to the terms of the Redemption Agreement for an aggregate redemption price of approximately $87.6 million. In connection, with the redemption of its 22.5% membership interest in the Cove Joint Venture, the Company received proceeds of approximately $21.9 million which resulted in a gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $7.9 million during the first quarter of 2020. As a result of the redemption of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020, the Company no longer has an ownership interest in the Cove Joint Venture.

During August 2020, the Company received $0.1 million of additional proceeds related to the redemption of its membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, the Company has recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of approximately $8.0 million during the year ended December 31, 2020.

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

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

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments previously due from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

Additionally, the Hilton Garden Inn Joint Venture and the lender have agreed in principle to certain amendments to the terms of the Hilton Garden Inn Mortgage, which they expect will be finalized shortly, that provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 12-month interest-only payment period from April 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2020, it has made an aggregate of $1.5 million of additional capital contributions (of which $0.9 million was made in 2020) and received aggregate distributions of $1.5 million (of which $44,000 was received in 2020).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2020	Year ended December 31, 2019
Audit Fees (a)	$210,000	$202,650
Audit-Related Fees (b)	1,500	12,500
Tax Fees (c)	87,836	79,560

Total Fees	$299,336	$294,710

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust III, Inc.’s audited financial statements as of and for the year ended December 31, 2020.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company currently intends to hold its properties for a period of up to eight years from the termination of the Company’s initial public offering, which occurred on March 31, 2017. At a future date, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT or seek stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before March 31, 2025. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2020

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
3.1(1)	Articles of Amendment and Restatement of Lightstone Value Plus Real Estate Investment Trust III, Inc.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust III, Inc.
4.1(3)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2	Distribution Reinvestment Program, included as Appendix C to prospectus
4.3*	Description of Shares
4.4(4)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1(3)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(3)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(4)	Property Management Agreement by and among Lightstone Value Plus Real Estate Investment Trust III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(5)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: March 30, 2021	By:	/s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2021
David Lichtenstein

/s/ Seth Molod	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021
Seth Molod

/s/ Edwin J. Glickman	Director	March 30, 2021
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 30, 2021
George R. Whittemore