Form 10-Q
period 2021-03-31
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2021-05-13
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were approximately 13.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Investment property:
Land and improvements	$21,662,328	$21,662,328
Building and improvements	91,775,860	91,764,252
Furniture and fixtures	16,217,882	16,214,763
Construction in progress	38,516	10,900

Gross investment property	129,694,586	129,652,243
Less accumulated depreciation	(23,847,507)	(22,588,429)
Net investment property	105,847,079	107,063,814

Investments in unconsolidated affiliated real estate entities	10,416,310	10,663,655
Cash and cash equivalents	25,577,902	26,998,685
Marketable securities, available for sale	1,811,361	3,226,853
Restricted cash	3,196,223	2,972,561
Accounts receivable and other assets	1,572,357	1,352,047
Total Assets	$148,421,232	$152,277,615

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,667,422	$2,442,210
Mortgages payable, net	60,797,067	64,754,449
Notes payable	3,319,180	1,450,230
Due to related parties	292,621	292,447
Total liabilities	67,076,290	68,939,336

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million shares issued and outstanding	132,298	132,298
Additional paid-in-capital	113,205,240	113,205,240
Accumulated other comprehensive loss	(114,151)	(221,217)
Accumulated deficit	(43,970,499)	(41,870,122)
Total Company stockholders’ equity	69,252,888	71,246,199

Noncontrolling interests	12,092,054	12,092,080

Total Stockholders’ Equity	81,344,942	83,338,279

Total Liabilities and Stockholders’ Equity	$148,421,232	$152,277,615

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenues	$3,710,545	$5,276,400

Expenses:
Property operating expenses	2,665,481	4,009,180
Real estate taxes	369,300	376,117
General and administrative costs	633,610	698,698
Depreciation and amortization	1,275,148	1,272,082
Total operating expenses	4,943,539	6,356,077

Operating loss	(1,232,994)	(1,079,677)

Interest expense	(670,165)	(839,827)
Loss from investments in unconsolidated affiliated real estate entities	(247,344)	(612,813)
Gain on disposition of investment in unconsolidated affiliated real estate entity	-	7,876,639
Other income, net	50,099	96,790

Net (loss)/income	(2,100,404)	5,441,112

Less: net loss/(income) attributable to noncontrolling interests	27	(82)

Net (loss)/income applicable to Company’s common shares	$(2,100,377)	$5,441,030

Net (loss)/income per Company’s common shares, basic and diluted	$(0.16)	$0.41

Weighted average number of common shares outstanding, basic and diluted	13,229,791	13,244,817

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net (loss)/income	$(2,100,404)	$5,441,112

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	84,562	(504,887)
Reclassification adjustment for loss included in net loss	22,505	-

Other comprehensive income/(loss)	107,067	(504,887)

Comprehensive (loss)/income	(1,993,337)	4,936,225

Less: Comprehensive income attributable to noncontrolling interests	(26)	(74)

Comprehensive (loss)/income attributable to the Company’s common shares	$(1,993,363)	$4,936,151

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294

Net income	-	-	-	-	5,441,030	82	5,441,112
Other comprehensive loss	-	-	-	(504,879)	-	(8)	(504,887)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)

BALANCE, March 31, 2020	13,229,791	$132,298	$113,205,240	$(583,555)	$(33,542,347)	$12,092,186	$91,303,822

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2020	13,229,791	$132,298	$113,205,240	$(221,217)	$(41,870,122)	$12,092,080	$83,338,279

Net loss	-	-	-	-	(2,100,377)	(27)	(2,100,404)
Other comprehensive income	-	-	-	107,066	-	1	107,067

BALANCE, March 31, 2021	13,229,791	$132,298	$113,205,240	$(114,151)	$(43,970,499)	$12,092,054	$81,344,942

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,100,404)	$5,441,112
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Loss from investments in unconsolidated affiliated real estate entities	247,344	612,813
Depreciation and amortization	1,275,148	1,272,082
Amortization of deferred financing costs	29,996	45,232
Gain on disposition of investment in unconsolidated affiliated entity	-	(7,876,639)
Other non-cash adjustments	26,491	19,529
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(240,147)	(196,874)
Increase/(decrease) in accounts payable and other accrued expenses	225,212	(157,311)
Increase/(decrease) in due to related parties	174	(72,078)
Net cash used in operating activities	(536,186)	(912,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(42,344)	(139,630)
Purchase of marketable securities	(163)	(28,686)
Proceeds from sale of marketable securities	1,500,000	-
Distribution from unconsolidated affiliated real estate entity	-	44,000
Proceeds from disposition of unconsolidated affiliated real estate entity	-	21,869,246
Net cash provided by investing activities	1,457,493	21,744,930

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(3,971,878)	(121,089)
Proceeds received from notes payable	1,868,950	-
Payment of loan fees and expenses	(15,500)	-
Redemption and cancellation of common shares	-	(797,697)
Net cash used in financing activities	(2,118,428)	(918,786)

Net change in cash, cash equivalents and restricted cash	(1,197,121)	19,914,010
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of period	$28,774,125	$33,457,203

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$595,794	$803,508
Investment property acquired but not paid	$-	$5,650
Holding gain/loss on marketable securities, available for sale	$107,067	$504,887

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$25,577,902	$25,759,893
Restricted cash	3,196,223	7,697,310
Total cash, cash equivalents and restricted cash	$28,774,125	$33,457,203

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

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2021, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of March 31, 2021, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). The Company accounts for its unconsolidated membership interest in the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200,000, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the “Sponsor”) during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with the Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through March 31, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2020 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
Revenues	2021	2020
Room	$3,584,760	$5,046,817
Food, beverage and other	125,785	229,583
Total revenues	$3,710,545	$5,276,400

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2021, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

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

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been slight sequential improvement since then; room demand continues to be substantially below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on the Company’s operations, financial position and cash flow and the Company currently expects that it will continue to do so for the foreseeable future. The Company cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for its hotels.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including, but not limited to, those described below:

●	The Company implemented cost reduction strategies for all of its hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, the Company’s revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $0.7 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, each one $0.3 million, which were made in June 2020 and September 2020.

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to make another principal paydown of $3.8 million, (ii) the Company to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 5 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

●	In April 2020, the Company’s hotels received $1.5 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, the Company’s hotels received an additional $1.9 million from PPP Loans. See Note 6 for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, has not declared any distributions on the Company’s Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder redemption program.

●	The Company had $5.2 million of funds previously held in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, released to it in May 2020.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 for additional information.

The Company believes that these actions, along with its available cash on hand, restricted cash and marketable securities will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these financial statements.

New Accounting Pronouncements

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entity below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over this entity. A summary of the Company’s investment in the unconsolidated affiliated real estate entity is as follows:

			As of
Entity	Date Acquired	Ownership %	March 31, 2021	December 31, 2020
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$10,416,310	$10,663,655

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Company paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

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

Additionally, on April 7, 2021, the Hilton Garden Inn Joint Venture and the lender further amended the terms of the Hilton Garden Inn Mortgage to provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 11-month interest-only payment period from May 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2021, it has made an aggregate of $1.5 million of additional capital contributions and received aggregate distributions of $1.5 million. All of these additional capital contributions and distributions were made prior to 2021.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Revenues	$1,419	$1,540

Property operating expenses	872	1,344
General and administrative costs	10	18
Depreciation and amortization	635	630
Operating loss	(98)	(452)
Interest expense	(397)	(457)
Net loss	$(495)	$(909)
Company’s share of net loss (50.00%)	$(247)	$(455)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2021	December 31, 2020

Investment property, net	$54,215	$54,826
Cash	2,081	885
Other assets	552	1,211
Total assets	$56,848	$56,922

Loans payable, net	$35,239	$34,988
Other liabilities	1,376	1,207
Members’ capital	20,233	20,727
Total liabilities and members’ capital	$56,848	$56,922

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT III COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT IV COVE LLC, a wholly owned subsidiary of Lightstone Real Estate Income Trust, Inc. (“Lightstone IV”), a real estate investment trust also sponsored by the Sponsor and a related party and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of $255.0 million (the “Cove Transaction”). Excluding mortgage financing obtained by the Cove Joint Venture in connection with the Cove Transaction, the Company paid $20.0 million for a 22.5% non-managing membership interest in the Cove Joint Venture.

The Cove Joint Venture owned and operated The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California from January 31, 2017 through February 12, 2020. As discussed below, the Company disposed of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020.

The Company accounted for its 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting. For the period from January 1, 2020 through February 12, 2020, the Company’s share of the Cove Joint Venture’s loss of $0.7 million was $0.2 million, which is included in the loss from investments in unconsolidated affiliated real estate entities on the consolidated statements of operations.

On February 12, 2020, REIT IV Cove LLC, LSG Cove LLC and REIT III COVE LLC each redeemed their respective membership interests in the Cove Joint Venture for an aggregate redemption price of $87.6 million. In connection, with the redemption of the Company’s 22.5% membership interest in the Cove Joint Venture, it received proceeds of $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020.

As a result of the redemption of the Company’s 22.5% membership interest in the Cove Joint Venture on February 12, 2020, it no longer has an ownership interest in the Cove Joint Venture. During August 2020, the Company received $0.1 million of additional proceeds related to the redemption of its membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, the Company recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.0 million during the year ended December 31, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$218,369	$47	$-	$218,416

Debt securities:
Corporate Bonds	1,707,096	9,598	(123,749)	1,592,945

Total	$1,925,465	$9,645	$(123,749)	$1,811,361

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$218,206	$258	$-	$218,464

Debt securities:
Corporate Bonds	3,229,608	10,039	(231,258)	3,008,389

Total	$3,447,814	$10,297	$(231,258)	$3,226,853

The Company considers the declines in market value of its investments in debt securities to be temporary in nature. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment charges on its investments in debt securities. As of March 31, 2021, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

As of March 31, 2021 and December 31, 2020, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the during the three months ended March 31, 2021.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2021
Due in 1 year	$-
Due in 1 year through 5 years	970,445
Due in 5 year through 10 years	-
Due after 10 years	622,500
Total	$1,592,945

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of March 31, 2021	Maturity Date	Amount Due at Maturity	As of March 31, 2021	As of December 31, 2020

Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	3.47%	July 2022	$34,573,333	$34,573,333	$38,414,814

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,379,216	26,509,613

Total mortgages payable		4.02%		$60,700,905	60,952,549	64,924,427

Less: Deferred financing costs					(155,482)	(169,978)

Total mortgage payable, net					$60,797,067	$64,754,449

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to make another principal paydown of $3.8 million, (ii) the Company to fund an additional $0.7 million into the cash collateral reserve account (which was included in restricted cash on the Company’s consolidated balance sheet as of March 31, 2021); (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of March 31, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2021.

Home2 Suites Promissory Note

On October 5, 2016, the Company entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of the Company’s hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). The Home2 Suites Promissory Note matures on October 5, 2021. The Company currently intends to refinance Home2 Suites Promissory Note on or before its maturity date.

Although the Company is current with respect to the payment of debt service on its nonrecourse Home2 Suites Promissory Note, it did not meet the required minimum debt service coverage ratio for the third and fourth quarters of 2020 and the first quarter of 2021because of the impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels until such time as a prescribed minimum debt service coverage ratio is achieved for two successive quarters. If the lender elects to retain any excess cash flow from these two hotels, the Company does not believe it would have a material effect on its liquidity or financial condition.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,379,216	$34,573,333	$-	$-	$-	$-	$60,952,549

Less: Deferred financing costs							(155,482)

Total principal maturities, net							$60,797,067

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Pursuant to the Company’s debt agreements, $3.2 million and $3.0 million of funds were held in restricted escrow accounts as of March 31, 2021 and December 31, 2020, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, debt service payments, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

6.	Notes Payable

During April 2020, the Company, through various subsidiaries (each such entity, a “Borrower”), received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. During March 2021, the Borrower received an additional aggregate funding of $1.9 million of PPP Loans.

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

As of March 31, 2021 and December 31, 2020, the PPP Loans had an outstanding balance of $3.3 million and $1.5 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

7.	Company’s Stockholder’s Equity

Distributions on Common Shares

On June 19, 2019, the Board of Directors determined to suspend regular monthly distributions on the Company’s Common Shares and as a result, no distributions have been declared since the suspension.

Previously, distributions on the Company’s Common Shares in an amount equal to a 6.0% annualized rate, based on a share price of $10.00, were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared on the Company’s Common Shares, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately. On March 25, 2020, the Board of Directors determined to suspend the share repurchase program effective immediately.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.05 as of December 31, 2020).

Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

Earnings per Share

Net earnings per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

8.	Due to related parties and other transactions

The Company has various agreements, including an advisory agreement, with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31.
	2021	2020
Asset management fees (general and administrative costs)	$300,994	$355,818

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of the Company’s assets, it may pay the Advisor or its affiliates a disposition commission.

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, due to related parties and notes payable approximate their fair values because of the short maturity of these instruments.

The carrying amount and estimated fair value of our mortgages payable are as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$60,952,549	$61,002,342	$64,924,427	$64,823,777

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2021, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of March 31, 2021, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). We account for our unconsolidated membership interest in the Hilton Garden Inn Joint Venture under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as our sponsor (the “Sponsor”) during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through March 31, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

Tax Status

We elected to qualify and be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

We engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS which then enters into an operating lease agreement for the hotel. As such, we may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of March 31, 2021 and December 31, 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been slight sequential improvement since then; room demand continues to be substantially below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on our operations, financial position and cash flow and we currently expect that it will continue to do so for the foreseeable future. We cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for our hotels.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including, but not limited to, those described below:

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020, our hotels received $1.5 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, our hotels received an additional $1.9 million from PPP Loans. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, have not declared any distributions on our Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder redemption program.

●

We had $5.2 million of funds previously held in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as Amended, released to us in May 2020.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

We believe that these actions, along with our available cash on hand, restricted cash and marketable securities, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Portfolio Summary –

				Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months Ended	Average Daily Rate For the Three Months Ended
	Location	Year Built	Date Acquired	Available Rooms	March 31, 2021	March 31, 2021	March 31, 2021

Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	02/04/2015	10,800	40%	$30.60	$77.07

Courtyard - Durham	Durham, North Carolina	1996	05/15/2015	13,140	38%	$31.83	$83.46

Hampton Inn – Lansing	Lansing, Michigan	2013	03/10/2016	7,740	52%	$39.16	$75.57

Courtyard - Warwick	Warwick, Rhode Island	2003	03/23/2016	8,280	44%	$35.55	$80.51

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	08/02/2016	11,250	47%	$32.52	$69.91

Home2 Suites – Tukwila	Tukwila, Washington	2015	08/02/2016	12,510	82%	$73.32	$89.35

Fairfield Inn – Austin	Austin, Texas	2014	09/13/2016	7,560	100%	$70.00	$70.00

Staybridge Suites – Austin	Austin, Texas	2009	10/07/2016	7,200	74%	$59.20	$80.52

			Total	78,480	57.7%	$45.68	$79.10

Unconsolidated Affiliated Real Estate Entity:

				Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months Ended	Average Daily Rate For the Three Months Ended
Hospitality	Location	Year Built	Date Acquired	Available Rooms	March 31, 2021	March 31, 2021	March 31, 2021

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	03/27/2018	16,470	71.9%	$84.75	$117.91

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2020.

Results of Operations

Disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020.

We currently have one operating segment. As of March 31, 2021, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which we account for under the equity method of accounting.

Comparison of the three months ended March 31, 2021 vs. March 31, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 quarterly periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand beginning in March 2020. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 60.3% to 57.7% for the three months ended March 31, 2020 and 2021, respectively, revenue per available room (“RevPAR”) from $63.54 to $45.68 for the three months ended March 31, 2020 and 2021, respectively, and the  average daily rate per room (“ADR”)  from $105.35 to $79.10 for the three months ended March 31, 2020 and 2021, respectively.

Revenues

Revenues decreased by $1.6 million to $3.7 million during the three months ended March 31, 2021 compared to $5.3 million for the same period in 2020. This decrease reflects the lower occupancy, RevPAR and ADR during the 2021 quarterly period compared to the same period in 2020, which was primarily attributable to the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $1.3 million to $2.7 million during the three months ended March 31, 2021 compared to $4.0 million for the same period in 2020. This decrease reflects the lower occupancy during the 2021 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes were $0.4 million during both the three months ended March 31, 2021and 2020.

General and administrative expense

General and administrative expenses decreased slightly by $0.1 million to $0.6 million during the three months ended March 31, 2021 compared to $0.7 million for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expense was $1.3 million during both the three months ended March 31, 2021 and 2020.

Interest expense

Interest expense decreased slightly by $0.1 million to $0.7 million during the three months ended March 31, 2021 compared to $0.8 million for the same period in 2020. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

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

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.2 million during the three months ended March 31, 2021 compared to $0.6 million for the same period in 2020. Our loss from investments in unconsolidated affiliated real estate entities is attributable solely to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture during the three months ended March 31, 2021 and both our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020) during the three months ended March 31, 2020. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Cove Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, cash on hand and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entity, redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT. During the three months ended March 31, 2021, our primary source of funds was from the disposition of marketable securities of $1.5 million.

We currently believe that these cash resources along with our available cash on hand of $25.6 million, restricted cash of $3.2 million and marketable securities of $1.8 million, all as of March 31, 2021, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand, restricted cash and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of March 31, 2021, we have $60.8 million of outstanding mortgage debt and $3.3 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2021, our total borrowings were $64.3 million which represented 62% of our net assets.

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

We have various agreements, including an advisory agreement, with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements.

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

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Asset management fees (general and administrative costs)	$300,994	$355,818

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(536,186)	$(912,134)
Net cash provided by investing activities	1,457,493	21,744,930
Net cash used in financing activities	(2,118,428)	(918,786)
Net change in cash, cash equivalents and restricted cash	(1,197,121)	19,914,010
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of the period	$28,774,125	$33,457,203

Our principal source of cash flow during the three months ended March 31, 2021 has been derived from the sale of marketable securities of $1.5 million. We believe our available cash on hand, restricted cash and any proceeds from the sale of our marketable securities, together with our expected earnings, will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT. However, to the extent that our cash on hand, restricted cash and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including forbearance of scheduled debt service, reductions in interest rates and waiver periods and modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

Operating activities

The net cash used in operating activities of $0.5 million during the three months ended March 31, 2021 consisted of our net loss of $2.1 million offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $1.6 million. The net use of cash in operating activities of $0.5 million during the three months ended March 31, 2021 was principally attributable to the effect of the COVID-19 pandemic on our operating performance as well as seasonality in our hospitality portfolio.

Investing activities

The net cash provided by investing activities during the three months ended March 31, 2021 primarily consisted of $1.5 million of proceeds received from the sale of marketable securities.

Financing activities

The cash used in financing activities of $2.1 million during the three months ended March 31, 2021 consisted of payments on our mortgages payable of $4.0 million (including a $3.8 million paydown on our Revolving Credit Facility) partially offset by proceeds received from PPP Loans of $1.9 million.

Distributions on Common Shares

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions on our Common Shares and as a result, no distributions have been declared since the suspension.

Previously, distributions on our Common Shares in an amount equal to a 6.0% annualized rate, based on a share price of $10.00, were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

Future distributions declared on our Common Shares, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2021.

Contractual Mortgage Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,379,216	$34,573,333	$-	$-	$-	$-	$60,952,549
Interest payments(1)	1,794,583	1,687,183	-	-	-	-	3,481,766
Total Contractual Mortgage Obligations	$28,173,799	$36,260,516	$-	$-	$-	$-	$64,434,315

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

On March 31, 2021, our Revolving Credit Facility was further amended to provide for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.7 million into the cash collateral reserve account (which is include in restricted cash on our consolidated balance sheet as of March 31, 2021); (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of March 31, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2021.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). As of March 31, 2021, the Home2 Suites Promissory Note had an outstanding balance of $26.4 million. The Home2 Suites Promissory Note matures on October 5, 2021. We currently intend to refinance Home2 Suites Promissory Note on or before its maturity date.

Although we are current with respect to the payment of debt service on our nonrecourse Home2 Suites Promissory Note, we did not meet the required minimum debt service coverage ratio for the third and fourth quarters of 2020 and the first quarter of 2021 because of the impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels until such time as a prescribed minimum debt service coverage ratio is achieved for two successive quarters. If the lender elects to retain any excess cash flow from these two hotels, we do not believe it would have a material effect on our liquidity or financial condition.

PPP Loans

During April 2020, we, through various subsidiaries (each such entity, a “Borrower”) received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  During March 2021, the Borrower received an additional aggregate funding of $1.9 million of PPP Loans.

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

As of March 31, 2021, the PPP Loans had an outstanding balance of $3.3 million, which is classified as Notes Payable on the consolidated balance sheets.

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

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT’s definition.

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

	For the Three Months Ended March 31,
	2021	2020
Net (loss)/income	$(2,100,404)	$5,441,112
FFO adjustments:
Depreciation and amortization of real estate assets	1,275,148	1,272,082
Gain on disposition of unconsolidated affiliated real estate entity	-	(7,876,639)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	317,437	535,451
FFO	(507,819)	(627,994)
MFFO adjustments:
Loss on sale of marketable securities(1)	22,505	-
Unrealized loss on marketable equity securities(2)	218	-
MFFO	(485,096)	(627,994)
Straight-line rent(2)	-	-
MFFO - IPA recommended format	$(485,096)	$(627,994)

Net (loss)/income	$(2,100,404)	$5,441,112
Less: net (loss)/income attributable to noncontrolling interests	27	(82)
Net (loss)/income applicable to Company’s common shares	$(2,100,377)	$5,441,030
Net (loss)/income per common share, basic and diluted	$(0.16)	$0.41

FFO	$(507,819)	$(627,994)
Less: FFO attributable to noncontrolling interests	3	6
FFO attributable to Company’s common shares	$(507,816)	$(627,988)
FFO per common share, basic and diluted	$(0.04)	$(0.05)

MFFO - IPA recommended format	$(485,096)	$(627,994)
Less: MFFO attributable to noncontrolling interests	3	6
MFFO attributable to Company’s common shares	$(485,093)	$(627,988)

Weighted average number of common shares outstanding, basic and diluted	13,229,791	13,244,817

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company’s common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2021
FFO attributable to Company’s common shares	$11,110,349
Distributions declared and paid	$25,876,082

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2021, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 13, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: May 13, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)