Form 10-Q
period 2021-06-30
Lightstone Value Plus Real Estate Investment Trust III, Inc.
filed 2021-08-12
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were approximately 13.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets

Investment property:
Land and improvements	$21,662,328	$21,662,328
Building and improvements	91,818,354	91,764,252
Furniture and fixtures	16,229,692	16,214,763
Construction in progress	21,781	10,900
Gross investment property	129,732,155	129,652,243
Less accumulated depreciation	(25,108,155)	(22,588,429)
Net investment property	104,624,000	107,063,814

Investments in unconsolidated affiliated real estate entities	11,097,533	10,663,655
Cash and cash equivalents	25,291,129	26,998,685
Marketable securities, available for sale	1,831,093	3,226,853
Restricted cash	2,831,342	2,972,561
Accounts receivable and other assets	2,178,797	1,352,047
Total Assets	$147,853,894	$152,277,615

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,094,044	$2,442,210
Mortgages payable, net	60,704,916	64,754,449
Notes payable	2,872,846	1,450,230
Due to related parties	292,691	292,447
Total liabilities	66,964,497	68,939,336

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million shares issued and outstanding	132,298	132,298
Additional paid-in-capital	113,205,240	113,205,240
Accumulated other comprehensive loss	(94,613)	(221,217)
Accumulated deficit	(44,445,579)	(41,870,122)
Total Company stockholders' equity	68,797,346	71,246,199
Noncontrolling interests	12,092,051	12,092,080
Total Stockholders' Equity	80,889,397	83,338,279
Total Liabilities and Stockholders' Equity	$147,853,894	$152,277,615

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$5,358,698	$2,350,514	$9,069,243	$7,626,914

Expenses:
Property operating expenses	3,224,730	1,993,907	5,890,211	6,003,087
Real estate taxes	374,004	378,241	743,304	754,358
General and administrative costs	557,479	593,086	1,191,089	1,291,784
Depreciation and amortization	1,276,718	1,272,778	2,551,866	2,544,860
Total operating expenses	5,432,931	4,238,012	10,376,470	10,594,089

Operating loss	(74,233)	(1,887,498)	(1,307,227)	(2,967,175)

Interest expense	(708,158)	(771,996)	(1,378,323)	(1,611,823)
Loss from investments in unconsolidated affiliated real estate entities	(168,027)	(511,129)	(415,371)	(1,123,942)
Gain on forgiveness of debt	451,513	-	451,513	-
Gain on disposition of investement in unconsolidated affiliated real estate entity	-	-	-	7,876,639
Other income, net	23,821	90,874	73,920	187,664
Net (loss)/income	(475,084)	(3,079,749)	(2,575,488)	2,361,363

Less: net loss/(income) attributable to noncontrolling interests	4	40	31	(42)
Net (loss)/income applicable to Company's common shares	$(475,080)	$(3,079,709)	$(2,575,457)	$2,361,321

Net (loss)/income per Company's common shares, basic and diluted	$(0.04)	$(0.23)	$(0.19)	$0.18

Weighted average number of common shares outstanding, basic and diluted	13,229,791	13,229,791	13,229,791	13,237,304

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss)/income	$(475,084)	$(3,079,749)	$(2,575,488)	$2,361,363

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	19,539	147,768	104,101	(357,119)
Reclassification adjustment for loss included in net loss	-	-	22,505	-

Other comprehensive income/(loss)	19,539	147,768	126,606	(357,119)

Comprehensive (loss)/income	(455,545)	(2,931,981)	(2,448,882)	2,004,244

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(3)	38	(29)	(36)

Comprehensive (loss)/income attributable to the Company's common shares	$(455,548)	$(2,931,943)	$(2,448,911)	$2,004,208

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Shares		Additional	Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294

Net income	-	-	-	-	2,361,321	42	2,361,363
Other comprehensive loss	-	-	-	(357,113)	-	(6)	(357,119)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)
BALANCE, June 30, 2020	13,229,791	$132,298	$113,205,240	$(435,789)	$(36,622,056)	$12,092,148	$88,371,841

				Accumulated
	Common Shares		Additional	Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, March 31, 2020	13,229,791	$132,298	$113,205,240	$(583,555)	$(33,542,347)	$12,092,186	$91,303,822

Net loss	-	-	-	-	(3,079,709)	(40)	(3,079,749)
Other comprehensive income	-	-	-	147,766	-	2	147,768
BALANCE, June 30, 2020	13,229,791	$132,298	$113,205,240	$(435,789)	$(36,622,056)	$12,092,148	$88,371,841

				Accumulated
	Common Shares		Additional	Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2020	13,229,791	$132,298	$113,205,240	$(221,217)	$(41,870,122)	$12,092,080	$83,338,279

Net income	-	-	-	-	(2,575,457)	(31)	(2,575,488)
Other comprehensive income	-	-	-	126,604	-	2	126,606
BALANCE, June 30, 2021	13,229,791	$132,298	$113,205,240	$(94,613)	$(44,445,579)	$12,092,051	$80,889,397

				Accumulated
	Common Shares		Additional	Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, March 31, 2021	13,229,791	$132,298	$113,205,240	$(114,151)	$(43,970,499)	$12,092,054	$81,344,942

Net loss	-	-	-	-	(475,080)	(4)	(475,084)
Other comprehensive income	-	-	-	19,538	-	1	19,539
BALANCE, June 30, 2021	13,229,791	$132,298	$113,205,240	$(94,613)	$(44,445,579)	$12,092,051	$80,889,397

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,575,488)	$2,361,363
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Loss from investments in unconsolidated affiliated real estate entities	415,371	1,123,942
Depreciation and amortization	2,551,866	2,544,860
Amortization of deferred financing costs	62,898	90,464
Gain on forgiveness of debt	(451,513)	-
Gain on disposition of investment in unconsolidated affiliated entity	-	(7,876,639)
Other non-cash adjustments	27,687	18,773
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(863,854)	(865,594)
Increase in accounts payable and other accrued expenses	656,998	67,855
Increase/(decrease) in due to related parties	244	(152,891)
Net cash used in operating activities	(175,791)	(2,687,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(79,912)	(150,137)
Purchase of marketable securities	(357)	(75,290)
Proceeds from sale of marketable securities	1,500,000	-
Investment in unconsolidated affiliated real estate entities	(1,349,249)	(820,500)
Distribution from unconsolidated affiliated real estate entity	500,000	44,000
Proceeds from disposition of unconsolidated affiliated real estate entity	-	21,869,246
Net cash provided by investing activities	570,482	20,867,319

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(4,096,932)	(526,730)
Proceeds received from notes payable	1,868,966	1,450,230
Payment of loan fees and expenses	(15,500)	-
Redemption and cancellation of common shares	-	(797,697)
Net cash (used in)/provided by financing activities	(2,243,466)	125,803

Net change in cash, cash equivalents and restricted cash	(1,848,775)	18,305,255
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of period	$28,122,471	$31,848,448

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,286,609	$1,127,863
Forgiveness of debt	$451,513	$-
Investment property acquired but not paid	$-	$98,179
Holding loss/gain on marketable securities, available for sale	$126,606	$357,119

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$25,291,129	$28,754,921
Restricted cash	2,831,342	3,093,527
Total cash, cash equivalents and restricted cash	$28,122,471	$31,848,448

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

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2021, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of June 30, 2021, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). The Company accounts for its unconsolidated membership interest in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through June 30, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements have been prepared in accordance with GAAP. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and depreciable lives. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2021	2020	2021	2020
Room	$5,215,358	$2,282,954	$8,800,118	$7,329,771
Food, beverage and other	143,340	67,560	269,125	297,143
Total revenues	$5,358,698	$2,350,514	$9,069,243	$7,626,914

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2021, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been sequential improvement since then; room demand continues to be below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on the Company's operations, financial position and cash flow and the Company currently expects that it will continue to do so for the foreseeable future. The Company cannot currently estimate if and when room demand will return to pre-pandemic levels for its hotels.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including, but not limited to, those described below:

•	The Company implemented cost reduction strategies for all of its hotels, leading to reductions in certain operating expenses and capital expenditures.

•

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

See Note 5 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	In April 2020 and March 2021, the Company’s hotels received $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently during the second quarter of 2021, the Company received notice from the U.S. Small Business Administration (the “SBA”) that $0.5 million of its PPP Loans and related accrued interest had been legally forgiven. See Note 6 for additional information.

•	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, has not declared any distributions on the Company’s Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 for additional information.

•	The Company had $5.2 million of funds previously held in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, released to it in May 2020.

•	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 for additional information.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entity below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over this entity. A summary of the Company’s investment in the unconsolidated affiliated real estate entity is as follows:

			As of
Entity	Date Acquired	Ownership %	June 30, 2021	December 31, 2020
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	$11,097,533	$10,663,655

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2021, it has made an aggregate of $2.8 million of additional capital contributions, of which $1.3 million was made during the second quarter of 2021 and received aggregate distributions of $2.0 million, of which $0.5 million was received during the second quarter of 2021.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Revenues	$1,764	$680	$3,183	$2,220

Property operating expenses	1,037	617	1,909	1,961
General and administrative costs	8	11	18	29
Depreciation and amortization	621	614	1,256	1,245
Operating income/(loss)	98	(562)	-	(1,015)
Interest expense	(434)	(460)	(831)	(917)

Net loss	$(336)	$(1,022)	$(831)	$(1,932)

Company's share of net loss (50.00%)	$(168)	$(511)	$(415)	$(966)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	June 30, 2021	December 31, 2020

Investment property, net	$53,629	$54,826
Cash	1,661	885
Other assets	1,185	1,211
Total assets	$56,475	$56,922

Loans payable, net	$33,462	$34,988
Other liabilities	1,399	1,207
Members' capital	21,614	20,727
Total liabilities and members' capital	$56,475	$56,922

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$218,563	$47	$-	$218,610

Debt securities:
Corporate Bonds	1,707,096	11,660	(106,273)	1,612,483
Total	$1,925,659	$11,707	$(106,273)	$1,831,093

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$218,206	$258	$-	$218,464

Debt securities:
Corporate Bonds	3,229,608	10,039	(231,258)	3,008,389
Total	$3,447,814	$10,297	$(231,258)	$3,226,853

The Company considers the declines in market value of its investments in debt securities to be temporary in nature. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the six months ended June 30, 2021 and 2020, the Company did not recognize any impairment charges on its investments in debt securities. As of June 30, 2021, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

As of June 30, 2021 and December 31, 2020, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the during the six months ended June 30, 2021.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2021
Due in 1 year	$-
Due in 1 year through 5 years	972,508
Due in 5 year through 10 years	-
Due after 10 years	639,975
Total	$1,612,483

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2021	Maturity Date	Amount Due at Maturity	As of June 30, 2021	As of December 31, 2020

Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	3.72%	July 2022	$34,573,333	$34,573,333	$38,414,814

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,254,162	26,509,613
Total mortgages payable		4.16%		$60,700,905	60,827,495	64,924,427

Less: Deferred financing costs					(122,579)	(169,978)
Total mortgage payable, net					$60,704,916	$64,754,449

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR+ 4.95% until it was reduced to LIBOR + 3.50% effective June 18, 2018. On July 11, 2019, the Company and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from LIBOR + 3.50% to LIBOR + 3.15%, subject to a 4.00% floor, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of March 31, 2019. On August 22, 2019, the Company and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, the Company made principal paydowns of $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of $0.6 million on April 1, 2020.

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

As of June 30, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2021.

Home2 Suites Promissory Note

On October 5, 2016, the Company entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of the Company’s hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). The Home2 Suites Promissory Note matures on October 5, 2021. The Company currently intends to refinance the Home2 Suites Promissory Note on or before its maturity date.

Although the Company is current with respect to the payment of debt service on its nonrecourse Home2 Suites Promissory Note, it has not met the required minimum debt service coverage ratio for all of the quarterly periods beginning with the third quarter of 2020 because of the negative impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels. If the lender elects to retain any excess cash flow from these two hotels, the Company does not believe it would have a material effect on its liquidity or financial condition as the Company intends to refinance the Home2Suites Promissory Note on or before its maturity date.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,254,162	$34,573,333	$-	$-	$-	$-	$60,827,495

Less: Deferred financing costs							(122,579)
Total principal maturities, net							$60,704,916

Pursuant to the Company’s debt agreements, $2.8 million and $3.0 million of funds were held in restricted escrow accounts as of June 30, 2021 and December 31, 2020, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, debt service payments, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

6.	Notes Payable

During April 2020, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. During March 2021, the Borrowers received an additional aggregate funding of $1.9 million of PPP Loans.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that all of the Borrowers will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. During the second quarter of 2021 notice was received from the SBA that $0.5 million of PPP Loans and related accrued interest had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt for that amount on its consolidated statements of operations during the second quarter of 2021.

As of June 30, 2021 and December 31, 2020, the PPP Loans had an outstanding balance of $2.9 million and $1.5 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Share Repurchase Program

The Company’s SRP may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately. On March 25, 2020, the Board of Directors determined to suspend the SRP effective immediately.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.05 as of December 31, 2020).

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

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Asset management fees (general and administrative costs)	$301,063	$299,597	$602,057	$655,415
Disposition fees (general and administrative costs)	-	39,200	-	39,200
Total	$301,063	$338,797	$602,057	$694,615

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

The carrying amount and estimated fair value of our mortgages payable are as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$60,827,495	$60,839,600	$64,924,427	$64,823,777

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

11.	Subsequent Events

On July 30, 2021,  the Company formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone Real Estate Income Trust Inc. (’‘Lightstone Income Trust’’),  a real estate investment trust also sponsored by the Company’s Sponsor, pursuant to which the Company acquired 25% of the Lightstone Income Trust’s membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million.

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel.

As a result, the Company and Lightstone Income Trust have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

Additional, on August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Williamsburg Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to certain conditions. The Williamsburg Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on LIBOR plus 7.50% with the accrued and unpaid interest due at maturity. The Williamsburg Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Williamsburg Construction Loan and repaid the Williamsburg Mortgage ($16.0 million) in full. As a result, the Williamsburg Construction Loan has remaining availability of $61.0 million.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2021, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of June 30, 2021, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”). We account for our unconsolidated membership interest in the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through June 30, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

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

As of June 30, 2021 and December 31, 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been sequential improvement since then; room demand continues to be below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on our operations, financial position and cash flow and we currently expect that it will continue to do so for the foreseeable future. We cannot currently estimate if and when room demand will return to pre-pandemic levels for our hotels.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including, but not limited to, those described below:

•	We implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

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

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and March 2021, our hotels received $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans Subsequently during the second quarter of 2021, we received notice from the U.S. Small Business Administration (the “SBA”) that $0.5 million of our PPP Loans and related accrued interest had been legally forgiven. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, have not declared any distributions on our Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

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

Portfolio Summary –

				Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months Ended	Average Daily Rate For the Six Months Ended
	Location	Year Built	Date Acquired	Available Rooms	June 30, 2021	June 30, 2021	June 30, 2021

Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,720	51%	$45.57	$90.18

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	26,426	47%	$41.35	$87.21

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,566	55%	$46.95	$84.61

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	16,652	50%	$48.56	$97.48

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,625	54%	$41.41	$76.32

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,159	88%	$85.48	$97.69

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	15,204	95%	$69.52	$73.11

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	14,480	82%	$71.39	$86.62
			Total	157,832	64%	$55.76	$87.03

Unconsolidated Affiliated Real Estate Entity:

Hospitality				Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months Ended	Average Daily Rate For the Six Months Ended
	Location	Year Built	Date Acquired	Available Rooms	June 30, 2021	June 30, 2021	June 30, 2021
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	33,123	75.2%	$94.49	$125.69

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2020.

Results of Operations

Disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020.

We currently have one operating segment. As of June 30, 2021, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms and an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which we account for under the equity method of accounting.

Comparison of the three months ended June 30, 2021 vs. June 30, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand beginning in March 2020. However, since that time many of the previously imposed restrictions and other measures which were instituted because of the COVID-19 pandemic have been subsequently reduced or lifted. As a result, we have experienced some sequential improvement in room demand but it continues to be below historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 37.8% to 70.3% for the second quarters of 2020 and 2021, respectively, revenue per available room (“RevPAR”) from $28.77 to $65.72 for the second quarters of 2020 and 2021, respectively, and the  average daily rate per room (“ADR”)  from $76.19 to $93.46 for the second quarters of 2020 and 2021, respectively

Revenues

Revenues increased by $3.0 million to $5.4 million during the three months ended June 30, 2021 compared to $2.4 million for the same period in 2020. This increase reflects the higher occupancy, RevPAR and ADR during the 2021 quarterly period compared to the same period in 2020.

Property operating expenses

Property operating expenses increased by $1.2 million to $3.2 million during the three months ended June 30, 2021 compared to $2.0 million for the same period in 2020. This increase reflects the higher occupancy during the 2021 quarterly period.

Real estate taxes

Real estate taxes were relatively unchanged at $0.4 million during both the three months ended June 30, 2021 and 2020.

General and administrative expense

General and administrative expenses were relatively unchanged at $0.6 million during both the three months ended June 30, 2021 and 2020.

Depreciation and amortization

Depreciation and amortization expense were relatively unchanged at $1.3 million during both the three months ended June 30, 2021 and 2020.

Interest expense

Interest expense decreased slightly by $0.1 million to $0.7 million during the three months ended June 30, 2021 compared to $0.8 million for the same period in 2020. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the second quarter of 2021 notice was received from the SBA that $0.5 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended June 30, 2021.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.2 million during the three months ended June 30, 2021 compared to $0.5 million for the same period in 2020. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture.

Comparison of the six months ended June 30, 2021 vs. June 30, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand beginning in March 2020. However, since that time many of the previously imposed restrictions and other measures which were instituted because of the COVID-19 pandemic have been subsequently reduced or lifted. As a result, we have experienced some sequential improvement in room demand but it continues to be below historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 48.6% to 64.1% for the six months ended June 30, 2020 and 2021, respectively, and revenue per available room (“RevPAR”) from $46.16 to $55.76 for the six months ended June 30, 2020 and 2021, respectively, and a decrease in the average daily rate per room (“ADR”)  from $94.99 to $87.03 for the six months ended June 30, 2020 and 2021, respectively.

Revenues

Revenues increased by $1.5 million to $9.1 million during the six months ended June 30, 2021 compared to $7.6 million for the same period in 2020. This increase reflects the higher occupancy and RevPAR during the 2021 period partially offset by the lower ADR during the 2021 period.

Property operating expenses

Property operating expenses decreased slightly by $0.1 million to $5.9 million during the six months ended June 30, 2021 compared to $6.0 million for the same period in 2020.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.7 million during the six months ended June 30, 2021 compared to $0.8 million for the same period in 2020.

General and administrative expense

General and administrative expenses decreased slightly by $0.1 million to $1.2 million during the six months ended June 30, 2021 compared to $1.3 million for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $2.6 million during the six months ended June 30, 2021 compared to $2.5 million for the same period in 2020.

Interest expense

Interest expense decreased by $0.2 million to $1.4 million during the six months ended June 30, 2020 compared to $1.6 million for the same period in 2020. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the second quarter of 2021 notice was received from the SBA that $0.5 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the six months ended June 30, 2021.

Gain on disposition of unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the six months ended June 30, 2020.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.4 million during the six months ended June 30, 2020 compared to $1.1 million for the same period in 2020. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020).

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, cash on hand and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entity, redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT. During the six months ended June 30, 2021, our primary sources of funds were from the disposition of marketable securities of $1.5 million, proceeds from PPP loans of $1.9 million and distributions from the Hilton Garden Inn Joint Venture of $0.5 million.

We currently believe that these cash resources along with our available cash on hand of $25.3 million, restricted cash of $2.8 million and marketable securities of $1.8 million, all as of June 30, 2021, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand, restricted cash and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of June 30, 2021, we have $60.8 million of outstanding mortgage debt and $2.9 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2021, our total borrowings were $63.7 million which represented 61% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Asset management fees (general and administrative costs)	$301,063	$299,597	$602,057	$655,415
Disposition fees (general and administrative costs)	-	39,200	-	39,200
Total	$301,063	$338,797	$602,057	$694,615

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(175,791)	$(2,687,867)
Net cash provided by investing activities	570,482	20,867,319
Net cash (used in)/provided by financing activities	(2,243,466)	125,803
Net change in cash, cash equivalents and restricted cash	(1,848,775)	18,305,255
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of the period	$28,122,471	$31,848,448

Our principal source of cash flow during the six months ended June 30, 2021 has been derived from the sale of marketable securities of $1.5 million , proceeds from PPP loans of $1.9 million and distributions from the Hilton Garden Inn Joint Venture of $0.5 million. We believe our available cash on hand, restricted cash and any proceeds from the sale of our marketable securities, together with our expected earnings, will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT. However, to the extent that our cash on hand, restricted cash and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including forbearance of scheduled debt service, reductions in interest rates and waiver periods and modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

Operating activities

The net cash used in operating activities of $0.2 million during the six months ended June 30, 2021 consisted of our net loss of $2.6 million offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $2.4 million.

Investing activities

The net cash provided by investing activities of $0.6 million during the six months ended June 30, 2021 primarily consisted of $1.5 million of proceeds received from the sale of marketable securities and distributions of $0.5 million received from the Hilton Garden Inn Joint Venture offset by $1.3 million of contributions made to the Hilton Garden Inn Joint Venture and capital expenditures of $0.1 million.

Financing activities

The cash used in financing activities of $2.2 million during the six months ended June 30, 2021 consisted of payments on our mortgages payable of $4.1 million (including a $3.8 million paydown on our Revolving Credit Facility) partially offset by proceeds received from PPP Loans of $1.9 million.

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

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2021.

Contractual Mortgage Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,254,162	$34,573,333	$-	$-	$-	$-	$60,827,495
Interest payments(1)	1,122,804	1,687,183	-	-	-	-	2,809,987
Total Contractual Mortgage Obligations	$27,376,966	$36,260,516	$-	$-	$-	$-	$63,637,482

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

The Revolving Credit Facility, which was entered into on July 13, 2016, had an initial maturity date of July 13, 2019, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 4.95% until it was reduced to LIBOR + 3.50% effective June 18, 2018. On July 11, 2019, we and the lender amended the Revolving Credit Facility to extend the initial maturity date for 60 days to provide additional time to finalize the terms of a long-term extension. In connection with this amendment, the interest rate on the Revolving Credit Facility was reduced from LIBOR + 3.50% to LIBOR + 3.15%, subject to a 4.00% floor, effective July 1, 2019 and the requirements under the minimum debt yield ratio were modified effective as of June 30, 2019. On August 22, 2019, we and the lender further amended the Revolving Credit Facility to extend the maturity date to July 13, 2022, subject to two, one-year options to extend at the sole discretion of the lender. In connection with this amendment, we were required to make principal paydowns of $0.6 million on both August 22, 2019 and December 31, 2019, respectively, and in certain circumstances would be required to make an additional principal paydown of $0.6 million on April 1, 2020.

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

As of June 30, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2021.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). As of June 30, 2021, the Home2 Suites Promissory Note had an outstanding balance of $26.4 million. The Home2 Suites Promissory Note matures on October 5, 2021. We currently intend to refinance the Home2 Suites Promissory Note on or before its maturity date.

Although we are current with respect to the payment of debt service on our nonrecourse Home2 Suites Promissory Note, we have not net the required minimum debt service coverage ratio for all of the quarterly periods beginning with the third quarter of 2020 because of the negative impact of the COVID-19 pandemic on the operating performance of these two hotels. As a result, the lender may elect to retain any excess cash flow from these two hotels s. If the lender elects to retain any excess cash flow from these two hotels, we do not believe it would have a material effect on our liquidity or financial condition as we intend to refinance the Home2 Suites Promissory Note on or before its maturity date..

PPP Loans

During April 2020, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”) received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.  During March 2021, the Borrower received an additional aggregate funding of $1.9 million of PPP Loans.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  Although we intend for each Borrower to apply for forgiveness, no assurance may be given that all of the Borrowers will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. During the second quarter of 2021 notice as received from the SBA that $0.5 million of PPP Loans and related accrued interest, had been legally forgiven and therefore, we recognized a gain forgiveness of debt in that amount on our consolidated statements of operations for the three and six months ended June 30, 2021

As of June 30, 2021, the PPP Loans had an outstanding balance of $2.9 million, which is classified as Notes Payable on the consolidated balance sheets.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss)/income	$(475,084)	$(3,079,749)	$(2,575,488)	$2,361,363
FFO adjustments:
Depreciation and amortization of real estate assets	1,276,718	1,272,778	2,551,866	2,544,860
Gain on disposition of unconsolidated affiliated real estate entity	-	-	-	(7,876,639)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	310,369	307,678	627,806	843,129
FFO	1,112,003	(1,499,293)	604,184	(2,127,287)
MFFO adjustments:

Acquisition and other transaction related costs expensed	-	1,970	-	1,970
Gain on forgiveness of debt(1)	(451,513)	-	(451,513)	-
Loss on sale of marketable securities (1)	-	-	22,505	-
Unrealized loss on sale of marketable equity securities (2)	-	-	218	-

MFFO	660,490	(1,497,323)	175,394	(2,125,317)
Straight-line rent(3)	-	-	-	-
MFFO - IPA recommended format	$660,490	$(1,497,323)	$175,394	$(2,125,317)

Net (loss)/income	$(475,084)	$(3,079,749)	$(2,575,488)	$2,361,363
Less: net loss/(income) attributable to noncontrolling interests	4	40	31	(42)
Net (loss)/income applicable to Company's common shares	$(475,080)	$(3,079,709)	$(2,575,457)	$2,361,321
Net (loss)/income per common share, basic and diluted	$(0.04)	$(0.23)	$(0.19)	$0.18

FFO	$1,112,003	$(1,499,293)	$604,184	$(2,127,287)
Less: FFO attributable to noncontrolling interests	(20)	20	(17)	26
FFO attributable to Company's common shares	$1,111,983	$(1,499,273)	$604,167	$(2,127,261)
FFO per common share, basic and diluted	$0.08	$(0.11)	$0.05	$(0.16)

MFFO - IPA recommended format	$660,490	$(1,497,323)	$175,394	$(2,125,317)
Less: MFFO attributable to noncontrolling interests	(13)	19	(10)	25
MFFO attributable to Company's common shares	$660,477	$(1,497,304)	$175,384	$(2,125,292)

Weighted average number of common shares outstanding, basic and diluted	13,229,791	13,229,791	13,229,791	13,237,304

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2021
FFO attributable to Company's common shares	$12,222,335
Distributions declared and paid	$25,876,082

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 12, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST III, INC.

Date: August 12, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)