Form 10-Q
period 2021-09-30
Lightstone Value Plus REIT III, Inc.
filed 2021-11-12
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-55619

LIGHTSTONE VALUE PLUS REIT III, INC.

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

As of November 10, 2021, there were approximately 13.1 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets

Investment property:
Land and improvements	$21,662,328	$21,662,328
Building and improvements	91,896,576	91,764,252
Furniture and fixtures	16,268,332	16,214,763
Construction in progress	8,079	10,900
Gross investment property	129,835,315	129,652,243
Less accumulated depreciation	(26,374,199)	(22,588,429)
Net investment property	103,461,116	107,063,814

Investments in unconsolidated affiliated real estate entities	22,244,621	10,663,655
Cash and cash equivalents	15,753,104	26,998,685
Marketable securities, available for sale	1,808,229	3,226,853
Restricted cash	2,675,281	2,972,561
Accounts receivable and other assets	1,897,417	1,352,047
Total Assets	$147,839,768	$152,277,615

Liabilities and Stockholders' Equity

Accounts payable and other accrued expenses	$3,157,934	$2,442,210
Mortgages payable, net	60,543,728	64,754,449
Notes payable	2,423,956	1,450,230
Due to related parties	437,245	292,447
Total liabilities	66,562,863	68,939,336

Commitments and Contingencies	-	-

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million shares issued and outstanding	132,288	132,298
Additional paid-in-capital	113,197,200	113,205,240
Accumulated other comprehensive loss	(117,471)	(221,217)
Accumulated deficit	(44,027,171)	(41,870,122)
Total Company stockholders' equity	69,184,846	71,246,199
Noncontrolling interests	12,092,059	12,092,080
Total Stockholders' Equity	81,276,905	83,338,279
Total Liabilities and Stockholders' Equity	$147,839,768	$152,277,615

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$6,807,056	$3,472,785	$15,876,299	$11,099,699

Expenses:
Property operating expenses	4,103,313	2,674,902	9,993,524	8,677,989
Real estate taxes	340,653	395,298	1,083,957	1,149,656
General and administrative costs	560,173	569,435	1,751,262	1,861,219
Depreciation and amortization	1,282,113	1,273,187	3,833,979	3,818,047
Total operating expenses	6,286,252	4,912,822	16,662,722	15,506,911

Operating income/(loss)	520,804	(1,440,037)	(786,423)	(4,407,212)

Interest expense	(713,637)	(734,847)	(2,091,960)	(2,346,670)
Earnings from investments in unconsolidated affiliated real estate entities	125,063	(526,276)	(290,308)	(1,650,218)
Gain on forgiveness of debt	454,960	-	906,473	-
Gain on disposition of investment in unconsolidated affiliated real estate entity	-	120,328	-	7,996,967
Other income, net	31,227	118,234	105,147	305,898
Net income/(loss)	418,417	(2,462,598)	(2,157,071)	(101,235)

Less: net (income)/loss attributable to noncontrolling interests	(9)	34	22	(8)

Net income/(loss) applicable to Company's common shares	$418,408	$(2,462,564)	$(2,157,049)	$(101,243)

Net income/(loss) per Company's common shares, basic and diluted	$0.03	$(0.19)	$(0.16)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	13,228,986	13,229,791	13,229,520	13,234,781

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net income/(loss)	$418,417	$(2,462,598)	$(2,157,071)	$(101,235)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(22,859)	78,618	81,242	(278,501)
Reclassification adjustment for loss included in net loss	-	-	22,505	-

Other comprehensive (loss)/income	(22,859)	78,618	103,747	(278,501)

Comprehensive income/(loss)	395,558	(2,383,980)	(2,053,324)	(379,736)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(8)	32	21	(4)

Comprehensive income/(loss) attributable to the Company's common shares	$395,550	$(2,383,948)	$(2,053,303)	$(379,740)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294

Net loss	-	-	-	-	(101,243)	8	(101,235)
Other comprehensive loss	-	-	-	(278,497)	-	(4)	(278,501)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)

BALANCE, September 30, 2020	13,229,791	$132,298	$113,205,240	$(357,173)	$(39,084,620)	$12,092,116	$85,987,861

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, June 30, 2020	13,229,791	$132,298	$113,205,240	$(435,789)	$(36,622,056)	$12,092,148	$88,371,841

Net loss	-	-	-	-	(2,462,564)	(34)	(2,462,598)
Other comprehensive income	-	-	-	78,616	-	2	78,618

BALANCE, September 30, 2020	13,229,791	$132,298	$113,205,240	$(357,173)	$(39,084,620)	$12,092,116	$85,987,861

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2020	13,229,791	$132,298	$113,205,240	$(221,217)	$(41,870,122)	$12,092,080	$83,338,279

Net loss	-	-	-	-	(2,157,049)	(22)	(2,157,071)
Other comprehensive income	-	-	-	103,746	-	1	103,747
Redemption and cancellation of common shares	(1,000)	(10)	(8,040)	-	-	-	(8,050)

BALANCE, September 30, 2021	13,228,791	$132,288	$113,197,200	$(117,471)	$(44,027,171)	$12,092,059	$81,276,905

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, June 30, 2021	13,229,791	$132,298	$113,205,240	$(94,613)	$(44,445,579)	$12,092,051	$80,889,397
				.
Net income	-	-	-	-	418,408	9	418,417
Other comprehensive loss	-	-	-	(22,858)	-	(1)	(22,859)
Redemption and cancellation of common shares	(1,000)	(10)	(8,040)	-	-	-	(8,050)

BALANCE, September 30, 2021	13,228,791	$132,288	$113,197,200	$(117,471)	$(44,027,171)	$12,092,059	$81,276,905

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,157,071)	$(101,235)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Loss from investments in unconsolidated affiliated real estate entities	290,308	1,650,218
Depreciation and amortization	3,833,979	3,818,047
Amortization of deferred financing costs	103,301	135,696
Gain on disposition of investment in unconsolidated affiliated entity	-	(7,996,967)
Gain on forgiveness of debt	(906,473)	-
Other non-cash adjustments	38,926	22,028
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(609,563)	(466,702)
Increase in accounts payable and other accrued expenses	726,956	417,547
Increase/(decrease) in due to related parties	423	(154,581)
Net cash provided by/(used in) operating activities	1,320,786	(2,675,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(183,073)	(222,048)
Purchase of marketable securities	(569)	(76,155)
Proceeds from sale of marketable securities	1,500,000	-
Investment in unconsolidated affiliated real estate entities	(12,226,899)	(873,325)
Distribution from unconsolidated affiliated real estate entity	500,000	44,000
Proceeds from disposition of unconsolidated affiliated real estate entity	-	21,989,574
Net cash (used in)/provided by investing activities	(10,410,541)	20,862,046

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(4,223,522)	(933,836)
Proceeds received from notes payable	1,868,966	1,450,230
Payment of loan fees and expenses	(90,500)	-
Redemption and cancellation of common shares	(8,050)	(797,697)
Net cash used in financing activities	(2,453,106)	(281,303)

Net change in cash, cash equivalents and restricted cash	(11,542,861)	17,904,794
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of period	$18,428,385	$31,447,987

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$958,878	$1,451,247
Forgiveness of debt	$906,473	$-
Accrued finance fee - related party	$144,375	$-
Holding loss/gain on marketable securities, available for sale	$103,747	$278,501

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$15,753,104	$28,107,489
Restricted cash	2,675,281	3,340,498
Total cash, cash equivalents and restricted cash	$18,428,385	$31,447,987

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

1.	Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2021, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of September 30, 2021, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through September 30, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2021	2020	2021	2020
Room	$6,632,610	$3,363,015	$15,432,728	$10,692,786
Food, beverage and other	174,446	109,770	443,571	406,913
Total revenues	$6,807,056	$3,472,785	$15,876,299	$11,099,699

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2021, Lightstone REIT III had an approximate 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

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

As a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been sequential improvement since then; both room demand and rental rates continue to be below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on the Company's operations, financial position and cash flow and the Company currently expects that it will continue to do so for the foreseeable future. The Company cannot currently estimate if and when room demand and rental rates will return to pre-pandemic levels for its hotels.

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

●

Amendments to Revolving Credit Facility –

On June 2, 2020, the Company’s revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $0.7 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, of $0.3 million, which were made in June 2020 and September 2020.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

●	Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to make another principal paydown of $3.8 million, (ii) the Company to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 5 for additional information.

●	In April 2020 and March 2021, the Company’s hotels received $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Through September 30, 2021, the Company has received notice from the U.S. Small Business Administration (the “SBA”) that an aggregate of $0.9 million of its PPP Loans and related accrued interest have been legally forgiven. See Note 6 for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, has not declared any distributions on the Company’s Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 for additional information.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 for additional information.

The Company believes that these actions, along with its available cash on hand, restricted cash and marketable securities, as well as its intention to seek to extend or refinance certain debt arrangements as discussed in Note 5, will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

New Accounting Pronouncements

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2021	December 31, 2020
LVP LIC Hotel JV LLC (the "Hilton Garden Inn Joint Venture")	March 27, 2018	50.00%	$11,222,595	$10,663,655
Bedford Avenue Holdings LLC (the "Williamsburg Moxy Hotel Joint Venture")	August 5, 2021	25.00%	11,022,026	-
Total investments in unconsolidated affiliated real estate entities			$22,244,621	$10,663,655

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021,  the Company formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”),  a real estate investment trust also sponsored by the Company’s Sponsor and a related party, pursuant to which the Company acquired 25% of Lightstone REIT IV’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million.

Subsequent to its initial acquisition, the Company made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $2.9 million through September 30, 2021.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and the Company is not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. The Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and therefore, the Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through September 30, 2021.

Moxy Construction Loan

On August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid a nonrecourse mortgage loan ($16.0 million) in full. As of September 30, 2021, the outstanding principal balance of the Moxy Construction Loan was $16.1 million (including $0.1 million of interest capitalized to principal) and the remaining availability under the facility was up to $61.0 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees.

Additionally, financing fees of $144,375 payable to the Company’s Advisor have been capitalized and are reflected in the carrying value of its investment in the Williamsburg Moxy Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed balance sheet for the Williamsburg Moxy Hotel Joint Venture:

As of
(amounts in thousands)	September 30, 2021

Construction in progress	$61,022
Cash	132
Other assets	806
Total assets	$61,960

Loans payable, net	$11,890
Other liabilities	6,543
Members' capital	43,527
Total liabilities and members' capital	$61,960

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a real estate investment trust also sponsored by the Company’s Sponsor and a related party, acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through September 30, 2021, it has made an aggregate of $2.8 million of additional capital contributions, of which $1.3 million was made during the second quarter of 2021 and received aggregate distributions of $2.0 million, of which $0.5 million was received during the second quarter of 2021.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Revenues	$2,043	$701	$5,226	$2,921

Property operating expenses	1,107	674	3,016	2,635
General and administrative costs	10	3	27	32
Depreciation and amortization	620	641	1,876	1,886
Operating income/(loss)	306	(617)	307	(1,632)
Gain on forgiveness of debt	381	-	381	-
Interest expense	(437)	(435)	(1,268)	(1,352)

Net income/(loss)	$250	$(1,052)	$(580)	$(2,984)

Company's share of net income/(loss) (50.00%)	$125	$(526)	$(290)	$(1,492)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	September 30, 2021	December 31, 2020

Investment property, net	$53,022	$54,826
Cash	1,700	885
Other assets	1,682	1,211
Total assets	$56,404	$56,922

Loans payable, net	$33,100	$34,988
Other liabilities	1,459	1,207
Members' capital	21,845	20,727
Total liabilities and members' capital	$56,404	$56,922

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$218,775	$-	$(171)	$218,604

Debt securities:
Corporate Bonds	1,707,096	3,465	(120,936)	1,589,625

Total	$1,925,871	$3,465	$(121,107)	$1,808,229

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Mutual funds	$218,206	$258	$-	$218,464

Debt securities:
Corporate Bonds	3,229,608	10,039	(231,258)	3,008,389

Total	$3,447,814	$10,297	$(231,258)	$3,226,853

The Company considers the declines in market value of its investments in debt securities to be temporary in nature. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the nine months ended September 30, 2021 and 2020, the Company did not recognize any impairment charges on its investments in debt securities. As of September 30, 2021, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2021 and December 31, 2020, the Company’s equity securities were classified as Level 1 assets and the Company’s debt securities were classified as Level 2 assets. There were no transfers between the level classifications during the nine months ended September 30, 2021.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2021
Due in 1 year	$-
Due in 1 year through 5 years	964,313
Due in 5 year through 10 years	-
Due after 10 years	625,312
Total	$1,589,625

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate as of September 30, 2021	Maturity Date	Amount Due at Maturity	As of September 30, 2021	As of December 31, 2020

Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	3.81%	July 2022	$34,573,333	$34,573,333	$38,414,814

Promissory Note, secured by two properties	4.73%	4.73%	October 2021	26,127,572	26,127,572	26,509,613
Total mortgages payable		4.21%		$60,700,905	60,700,905	64,924,427

Less: Deferred financing costs					(157,177)	(169,978)
Total mortgage payable, net					$60,543,728	$64,754,449

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

The Revolving Credit Facility, bears interest at LIBOR + 3.15%, subject to a 4.00% floor, and is currently scheduled to mature on July 13, 2022, subject to two, one-year extension options at the sole discretion of the lender.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

On June 2, 2020, the Company’s Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $0.8 million into a cash collateral reserve account (of which $0.3 million was included in restricted cash on the Company’s consolidated balance sheet as of December 31, 2020) to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, of $0.3 million, which were made in June 2020 and September 2020.

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

As of September 30, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2021. The Company currently intends to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first option.

Home2 Suites Promissory Note

On October 5, 2016, the Company entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of the Company’s hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). The Home2 Suites Promissory Note matured on October 5, 2021 and was not repaid in full which constitutes an event of default under the loan agreement. Prior to the maturity date, the Company had been current with respect to all scheduled debt service on the Home2 Suites Promissory Note.

The Company is currently in the process of refinancing these two hotels with another lender which it expects will generate sufficient proceeds to repay the Home2 Suites Promissory Note in full. Additionally, the lender of the Home2 Suites Promissory Note has provided a “reservation of rights” letter indicating they will not take any immediate action to allow the Company time to complete the refinancing. However, there can be no assurances as to the timing and terms of the refinancing as well as whether or not it will be successfully completed.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,127,572	$34,573,333	$-	$-	$-	$-	$60,700,905

Less: Deferred financing costs							(157,177)
Total principal maturities, net							$60,543,728

Pursuant to the Company’s debt agreements, $2.7 million and $3.0 million of funds were held in restricted escrow accounts as of September 30, 2021 and December 31, 2020, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, debt service payments, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

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

During the three and nine months ended September 30, 2021, the Company received notice from the SBA that $0.5 million and $0.9 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, the Company recognized gains on forgiveness of debt of those amounts on its consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the PPP Loans had an outstanding balance of $2.4 million and $1.5 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

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

 For the nine months ended September 30, 2021 the Company repurchased 1,000 shares of common stock, pursuant to its SRP at an average price per share of $8.05 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Finance fees (1)	$144,375	$-	$144,375	$-
Disposition fees (general and administrative costs)	-	-	-	39,200
Asset management fees (general and administrative costs)	301,242	300,292	903,300	955,706
Total	$445,617	$300,292	$1,047,675	$994,906

(1)	A finance fee of $144,375 due to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized and included in investment in unconsolidated affiliated real estate entities and due to related parties on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Unaudited)

The carrying amount and estimated fair value of our mortgages payable are as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$60,700,905	$60,707,630	$64,924,427	$64,823,777

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT III, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT III, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT III, L.P., which we collectively refer to as the “Operating Partnership”.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the United States Securities and Exchange Commission (the “SEC”), contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus REIT III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

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

Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, is a Maryland corporation, formed on October 5, 2012, which elected to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2021, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of September 30, 2021, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through September 30, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

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

As of September 30, 2021 and December 31, 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

As a result of the COVID-19 pandemic, both room demand and rental rates for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been sequential improvement since then; room demand and rental rates continue to be below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on our operations, financial position and cash flow and we currently expect that it will continue to do so for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to pre-pandemic levels for our hotels.

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

●

Amendments to Revolving Credit Facility –

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, of $0.3 million, which were made in June 2020 and September 2020.

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

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and March 2021, our hotels received $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Through September 30, 2021, we received notice from the U.S. Small Business Administration (the “SBA”) that aggregate of $0.9 million of our PPP Loans and related accrued interest have been legally forgiven. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, have not declared any distributions on our Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

We believe that these actions, along with our available cash on hand, restricted cash and marketable securities, as well as our intention to seek to extend or refinance certain debt arrangements as discussed in Note 5 of the Notes to Consolidated Financial Statements, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these consolidated financial statements.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

					Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Date Acquired	Year to Date Available Rooms	September 30, 2021	Ended September 30, 2021	September 30, 2021

Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	02/04/2015	32,760	57%	$56.45	$98.44

Courtyard - Durham	Durham, North Carolina	1996	05/15/2015	39,858	55%	$50.03	$90.75

Hampton Inn – Lansing	Lansing, Michigan	2013	03/10/2016	23,478	58%	$54.91	$95.37

Courtyard - Warwick	Warwick, Rhode Island	2003	03/23/2016	25,116	58%	$67.60	$116.96

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	08/02/2016	34,125	59%	$48.17	$82.20

Home2 Suites – Tukwila	Tukwila, Washington	2015	08/02/2016	37,947	90%	$98.76	$109.52

Fairfield Inn – Austin	Austin, Texas	2014	09/13/2016	22,932	89%	$68.08	$76.93

Staybridge Suites – Austin	Austin, Texas	2009	10/07/2016	21,840	83%	$75.53	$91.08

			Total	238,056	68%	$64.83	$95.61

Unconsolidated Affiliated Real Estate Entity:

					Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months	Average Daily Rate For the Nine Months Ended
Hospitality	Location	Year Built	Date Acquired	Year to Date Available Rooms	September 30, 2021	Ended September 30, 2021	September 30, 2021

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	03/27/2018	49,959	74.0%	$102.53	$137.22

As of September 30, 2021, we held an unconsolidated 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”) in Brooklyn, New York.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2020.

Results of Operations

Disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020.

We currently have one operating segment. As of September 30, 2021, we majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Williamsburg Moxy Hotel is currently under construction and therefore, the Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through September 30, 2021. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of account.

Comparison of the three months ended September 30, 2021 vs. September 30, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand and rental rates beginning in March 2020. However, since that time many of the previously imposed restrictions and other measures which were instituted because of the COVID-19 pandemic have been subsequently reduced or lifted. As a result, we have experienced some sequential improvement in room demand and rental rates but they continue to be below historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 51.5% to 75.2% for the third quarters of 2020 and 2021, respectively, revenue per available room (“RevPAR”) from $41.92 to $82.68 for the third quarters of 2020 and 2021, respectively, and the  average daily rate per room (“ADR”)  from $81.46 to $110.00 for the third quarters of 2020 and 2021, respectively

Revenues

Revenues increased by $3.3 million to $6.8 million during the three months ended September 30, 2021 compared to $3.5 million for the same period in 2020. This increase reflects the higher occupancy, RevPAR and ADR during the 2021 quarterly period compared to the same period in 2020.

Property operating expenses

Property operating expenses increased by $1.4 million to $4.1 million during the three months ended September 30, 2021 compared to $2.7 million for the same period in 2020. This increase reflects the higher occupancy during the 2021 quarterly period.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.3 million during the three months ended September 30, 2021 compared to $0.4 million for the same period in 2020.

General and administrative expense

General and administrative expenses were relatively unchanged at $0.6 million during both the three months ended September 30, 2021 and 2020.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $1.3 million during both the three months ended September 30, 2021 and 2020.

Interest expense

Interest expense was relatively unchanged at $0.7 million during both the three months ended September 30, 2021 and 2020. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the third quarter of 2021 notice was received from the SBA that $0.5 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended September 30, 2021.

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

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.1 million during the three months ended September 30, 2021 compared to a loss of $0.5 million for the same period in 2020. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture.

Comparison of the nine months ended September 30, 2021 vs. September 30, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand and rental rates beginning in March 2020. However, since that time many of the previously imposed restrictions and other measures which were instituted because of the COVID-19 pandemic have been subsequently reduced or lifted. As a result, we have experienced some sequential improvement in room demand and rental rates but they continue to be below historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 49.6% to 67.8% for the nine months ended September 30, 2020 and 2021, respectively, RevPAR from $44.74 to $64.83 for the nine months ended September 30, 2020 and 2021, respectively, and the ADR from $90.28 to $95.61 for the nine months ended September 30, 2020 and 2021, respectively.

Revenues

Revenues increased by $4.8 million to $15.9 million during the nine months ended September 30, 2021 compared to $11.1 million for the same period in 2020. This increase reflects the higher occupancy, RevPAR and ADR during the 2021 period.

Property operating expenses

Property operating expenses increased by $1.3 million to $10.0 million during the nine months ended September 30, 2021 compared to $8.7 million for the same period in 2020. This increase reflects the higher occupancy during the 2021 period.

Real estate taxes

Real estate taxes were relatively unchanged at $1.1 million during both the nine months ended September 30, 2021 and 2020.

General and administrative expense

General and administrative expenses decreased slightly by $0.1 million to $1.8 million during the three months ended September 30, 2021 compared to $1.9 million for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $3.8 million during both the nine months ended September 30, 2021 and 2020.

Interest expense

Interest expense decreased by $0.2 million to $2.1 million during the nine months ended September 30, 2021 compared to $2.3 million for the same period in 2020. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the nine months ended September 30, 2021 notice was received from the SBA that $0.9 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the nine months ended September 30, 2021.

Gain on disposition of unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we have recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.0 million during the nine months ended September 30, 2020.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.3 million during the nine months ended September 30, 2021 compared to $1.7 million for the same period in 2020. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020).

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, cash on hand and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT. During the nine months ended September 30, 2021, our primary sources of funds were $1.3 million of cash flows from operations, the disposition of marketable securities of $1.5 million, proceeds from PPP loans of $1.9 million and distributions from the Hilton Garden Inn Joint Venture of $0.5 million.

We currently believe that these cash resources along with our available cash on hand of $15.8 million, restricted cash of $2.7 million and marketable securities of $1.8 million, all as of September 30, 2021, as well as our intention to seek to extend or refinance certain debt arrangements, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand, restricted cash and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of September 30, 2021, we have $60.5 million of outstanding mortgage debt and $2.4 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2021, our total borrowings were $63.1 million which represented 59% of our net assets.

Our borrowings currently consist of mortgages collateralized by our properties. Our mortgages typically provide for either interest-only payments (generally for variable-rate indebtedness) or level payments (generally for fixed-rate indebtedness) with “balloon” payments due at maturity.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Finance fees (1)	$144,375	$-	$144,375	$-
Disposition fees (general and administrative costs)	-	-	-	39,200
Asset management fees (general and administrative costs)	301,242	300,292	903,300	955,706
Total	$445,617	$300,292	$1,047,675	$994,906

(1)	A finance fee of $144,375 due to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized and included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2021	2020

Net cash provided by/(used in) operating activities	$1,320,786	$(2,675,949)
Net cash (used in)/provided by investing activities	(10,410,541)	20,862,046
Net cash used in financing activities	(2,453,106)	(281,303)
Net change in cash, cash equivalents and restricted cash	(11,542,861)	17,904,794
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of the period	$18,428,385	$31,447,987

Our principal source of cash flow during the nine months ended September 30, 2021 has been derived from cash flows from operations of $1.3 million, the sale of marketable securities of $1.5 million, proceeds from PPP loans of $1.9 million and distributions from the Hilton Garden Inn Joint Venture of $0.5 million. We believe our available cash on hand, restricted cash and any proceeds from the sale of our marketable securities, together with our expected earnings, as well as our intention to seek to extend or refinance certain debt arrangements, will provide us with sufficient resources to fund our operating expenses, expected debt service, capital contributions and distributions, if any, required to maintain our qualification as a REIT. However, to the extent that our cash on hand, restricted cash and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including forbearance of scheduled debt service, reductions in interest rates and waiver periods and modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

Operating activities

The net cash provided by operating activities of $1.3 million during the nine months ended September 30, 2021 consisted of our net loss of $2.2 million and a gain on debt extinguishment of $0.9 million adjusted for depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $4.3 million and net changes in operating assets and liabilities of $0.1 million.

Investing activities

The net cash used in investing activities of $10.4 million during the nine months ended September 30, 2021 primarily consisted of $7.9 million for the purchase of 25% interest in the Williamsburg Moxy Hotel Joint Venture and additional aggregate contributions of $2.9 million to the Williamsburg Moxy Hotel Joint Venture, $1.3 million of contributions made to the Hilton Garden Inn Joint Venture and capital expenditures of $0.2 million offset by $1.5 million of proceeds received from the sale of marketable securities and distributions of $0.5 million received from the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $2.5 million during the nine months ended September 30, 2021 consisted of payments on our mortgages payable of $4.2 million (including a $3.8 million paydown on our Revolving Credit Facility) partially offset by proceeds received from PPP Loans of $1.9 million.

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

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of September 30, 2021.

Contractual Mortgage Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$26,127,572	$34,573,333	$-	$-	$-	$-	$60,700,905
Interest payments(1)	452,561	1,687,183	-	-	-	-	2,139,744
Total Contractual Mortgage Obligations	$26,580,133	$36,260,516	$-	$-	$-	$-	$62,840,649

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

The Revolving Credit Facility, bears interest at LIBOR + 3.15%, subject to a 4.00% floor, and is currently scheduled to mature on July 13, 2022, subject to two, one-year extension options at the sole discretion of the lender.

On June 2, 2020, our Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account (of which $0.3 million was included in restricted cash on our consolidated balance sheet as of December 31, 2020) to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, of $0.3 million, which were made in June 2020 and September 2020.

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

As of September 30, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2021. We currently intend to seek to extend the Revolving Credit Facility to July 13, 2023, pursuant to the lender’s first option as discussed in Note 5 of the Notes to Consolidated Financial Statements.

Home2 Suites Promissory Note

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note has a term of five years, bears interest at 4.73% and requires monthly interest and principal payments of $147,806 through its stated maturity with the then remaining unpaid balance of $26.1 million due upon maturity. The Home2 Suites Promissory Note is cross-collateralized by two of our hotel properties (Home2 Suites – Tukwila and Home2 Suites – Salt Lake City). As of September 30, 2021, the Home2 Suites Promissory Note had an outstanding balance of $26.1 million. The Home2 Suites Promissory Note matured on October 5, 2021 and was not repaid in full which constitutes an event of default under the loan agreement. Prior to the maturity date, we had been current with respect to all scheduled debt service on the Home2 Suites Promissory Note.

We are currently in the process of refinancing these two hotels with another lender which we expect will generate sufficient proceeds to repay the Home2 Suites Promissory Note in full. Additionally, the lender of the Home2 Suites Promissory Note has provided a “reservation of rights” letter indicating they will not take any immediate action to allow us time to complete the refinancing. However, there can be no assurances as to the timing and terms of the refinancing as well as whether or not it will be successfully completed. See Note 5 of the Notes to Consolidated Financial Statements.

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

During the three and nine months ended September 30, 2021, we received notice from the SBA that $0.5 million and $0.9 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt of those amounts on our consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the PPP Loans had an outstanding balance of $2.4 million and $1.5 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

Williamsburg Moxy Hotel Joint Venture and Moxy Construction Loan

On August 5, 2021,  we formed a joint venture (the “Williamsburg Moxy Hotel Joint Venture”) with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”),  a real estate investment trust also sponsored by the Company’s Sponsor and a related party, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million.

Subsequent to our initial acquisition, we made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $2.9 million through September 30, 2021.

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and therefore, the Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through September 30, 2021.

On August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024,  with two, six-month extension options, subject to certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid a nonrecourse mortgage loan ($16.0 million) in full. As of September 30, 2021, the outstanding principal balance of the Moxy Construction Loan was $16.1 million (including $0.1 million of interest capitalized to principal) and the remaining availability under the facility was up to $61.0 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$418,417	$(2,462,598)	$(2,157,071)	$(101,235)
FFO adjustments:
Depreciation and amortization of real estate assets	1,282,113	1,273,187	3,833,979	3,818,047
Gain on disposition of unconsolidated affiliated real estate entity	-	(120,328)	-	(7,996,976)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	310,098	320,320	937,904	1,163,449
FFO	2,010,628	(989,419)	2,614,812	(3,116,715)
MFFO adjustments:

Acquisition and other transaction related costs expensed	-	143	-	2,113
Gain on forgiveness of debt(1)	(454,960)	-	(906,473)	-
Adjustments to equity earnings from unconsolidated affiliated real estate entities	(190,708)	-	(190,708)	-
Loss on sale of marketable securities (1)	-	-	22,505	-
Unrealized loss on sale of marketable equity securities (2)	218	(464)	436	(1,348)

MFFO	1,365,178	(989,740)	1,540,572	(3,115,950)
Straight-line rent(3)	-	-	-	-
MFFO - IPA recommended format	$1,365,178	$(989,740)	$1,540,572	$(3,115,950)

Net income/(loss)	$418,417	$(2,462,598)	$(2,157,071)	$(101,235)
Less: net (income)/loss attributable to noncontrolling interests	(9)	34	22	(8)
Net income/(loss) applicable to Company's common shares	$418,408	$(2,462,564)	$(2,157,049)	$(101,243)
Net income/(loss) per common share, basic and diluted	$0.03	$(0.19)	$(0.16)	$(0.01)

FFO	$2,010,628	$(989,419)	$2,614,812	$(3,116,715)
Less: FFO attributable to noncontrolling interests	(33)	13	(50)	39
FFO attributable to Company's common shares	$2,010,595	$(989,406)	$2,614,762	$(3,116,676)
FFO per common share, basic and diluted	$0.15	$(0.07)	$0.20	$(0.24)

MFFO - IPA recommended format	$1,365,178	$(989,740)	$1,540,572	$(3,115,950)
Less: MFFO attributable to noncontrolling interests	(23)	12	(33)	37
MFFO attributable to Company's common shares	$1,365,155	$(989,728)	$1,540,539	$(3,115,913)

Weighted average number of common shares outstanding, basic and diluted	13,228,986	13,229,791	13,229,520	13,234,781

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company's common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2021
FFO attributable to Company's common shares	$14,232,929
Distributions declared and paid	$25,876,082

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 12, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: November 12, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

