Form 10-K
period 2021-12-31
Lightstone Value Plus REIT III, Inc.
filed 2022-03-28
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 000-55619

LIGHTSTONE VALUE PLUS REIT III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1140492
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

There is no established market for the Registrant’s common shares. As of June 30, 2021, the last business day of the most recently completed second quarter, there were 13.0 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 24, 2022, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.46 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2021. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2022, there were 12.9 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT III, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT III, Inc. (the “Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions and uncertainties regarding the impact of the current COVID-19 pandemic, (ii) the availability of suitable acquisition opportunities, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) the level and volatility of interest rates, (v) the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, (vi) increases in operating costs and (vii) changes in governmental laws and regulations. Accordingly, there is no assurance that our expectations will be realized.

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Value Plus REIT III, Inc. (‘‘Lightstone REIT III’’), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, is a Maryland corporation formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2021, Lightstone REIT III held a 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of December 31, 2021, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

Special Limited Partner

In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through December 31, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

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

Acquisition and Investment Policies

We have and/or intend to continue to primarily acquire commercial properties (including full-service or select-service hotels and extended-stay hotels) and residential real estate assets, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels are associated. We generally intend to hold each acquired property until its investment objectives are met or it is likely they will not be met.

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

There were no distributions declared during the years ended December 31, 2021 and 2020.

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

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to our current NAV per Share, as determined by the Board of Directors and reported by us from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the period from January 1 through March 18, 2020, we redeemed 80,436 shares of common stock at an average price per share of $9.92. For the year ended December 31, 2021 we repurchased 77,678 shares of common stock at an average price per share of $8.05.

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

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened, we currently expect we will continue to experience a negative impact for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for our hotels.

We also have a 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Joint Venture”), which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). To-date, the COVID-19 pandemic has not had any significant impact on development and construction of the Williamsburg Moxy Hotel, which is expected to open during the fourth quarter of 2022.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, we have taken various actions to preserve our liquidity, including the following:

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

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and during the first quarter of 2021, our hotels received an aggregate of $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). During 2021, we received notices from the U.S. Small Business Administration (the “SBA”) that all of the PPP Loans from April 2020 along with their accrued interest had been legally forgiven. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, have not declared any distributions on our Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

We believe that these actions, along with our available cash on hand and marketable securities, as well as our intention to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these consolidated financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2021	Revenue per Available Room for the Year Ended December 31, 2021	Average Daily Rate For the Year Ended December 31, 2021
Wholly – Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,800	57.8%	$56.68	$98.11

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	53,290	55.8%	$51.73	$92.65

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	31,390	58.6%	$58.50	$99.85

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	33,580	57.7%	$69.66	$120.81

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	45,625	58.2%	$49.55	$85.09

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	50,735	89.8%	$100.45	$111.85

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	30,660	91.4%	$69.83	$76.41

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	29,200	81.6%	$77.21	$94.66

Total				318,280	68.1%	$66.51	$97.65

Unconsolidated Affiliated Real Estate Entity:

Hospitality	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2021	Revenue per Available Room for the Year Ended December 31, 2021	Average Daily Rate For the Year Ended December 31, 2021
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	66,795	75.0%	$110.00	$146.67

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2022, we had 13.1 million shares of common stock outstanding, held by a total of 3,762 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 24, 2022, our Board of Directors determined and approved our estimated NAV of $124.4 million and resulting estimated NAV per Share of $9.46, both as of December 31, 2021. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling $12.1 million. In the calculation of our estimated NAV, no allocation of value was made to the Special Limited partner’s Subordinated Participation Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2021.

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

Our estimated NAV per Share as of December 31, 2021 was calculated with the assistance of both our Advisor and Marshall & Stevens Incorporated (‘‘M&S’’), an independent third-party valuation firm we engaged to assist with the valuation of our assets, liabilities and any allocations of value to the Special Limited Partner’s Subordinated Participation Interests. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2021 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to the Special Limited Partner’s Subordinated Participation interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2021 was approved by our Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate- related investments.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2021, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on all ten of the properties (9 hospitality properties and one hotel development project and collectively, the “M&S Appraised Properties”) in which we held ownership interests as of December 31, 2021.

M&S also prepared a NAV report (the ‘‘December 2021 NAV Report’’) which estimated the NAV per Share as of December 31, 2021. The December 2021 NAV Report relied upon (i) the M&S Appraisal Reports and (ii) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, available for sale, due to related parties, other assets, mortgages payable, other liabilities and any allocation of value to Special Limited Partner’s Subordinated Participation Interests, to calculate estimated NAV per Share, all as of December 31, 2021.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2021 as well as the comparable calculation as of December 31, 2020.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2021		As of December 31, 2020
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$169,012	$12.85	$140,210	$10.60
Non-Real Estate Assets:
Cash and cash equivalents	16,639		26,999
Marketable securities, available for sale	1,810		3,227
Restricted cash	-		2,973
Other assets	904		638
Total non-real estate assets	19,353	1.47	33,837	2.56
Total Assets	188,365	14.32	174,047	13.16

Liabilities:
Mortgages payable	(60,691)		(64,824)
Due to related parties	(301)		(292)
Other liabilities	(2,942)		(2,442)
Total liabilities	(63,934)	(4.86)	(67,558)	(5.11)

Allocation of value to Special Limited Partner’s Subordinated Participation Interests	-	-	-	-

Net Asset Value	$124,431	$9.46	$106,489	$8.05

Shares of Common Stock Outstanding	13,152		13,230

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2021. M&S’s services included appraising the M&S Appraised Properties and preparing the December 2021 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

M&S is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2021 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our acquisitions. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past year M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor as well as to affiliates of our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and our Advisor relating to their reports, the final appraised values of the M&S Appraised Properties were determined by M&S. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated NAV per Share as of December 31, 2021. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: As of December 31, 2021, we have ownership interests in (i) eight consolidated properties and (ii) two unconsolidated properties held through joint ventures (collectively, the ‘‘Real Estate Properties’’). With respect to our consolidated properties as of December 31, 2021, we wholly owned eight hospitality properties, or select services hotels, containing a total of 872 rooms (collectively, the Consolidated Real Estate Properties”).

With respect to our unconsolidated properties as of December 31, 2021, we held a 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”) and held a 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture, an affiliated real estate entity, which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”) on land parcels located at 353-361 Bedford Avenue in Brooklyn, New York. We do not consolidate our membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture, but rather account for them under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties, which consisted of the ten Real Estate Properties in which we held ownership interests as of December 31, 2021.

In preparing the appraisal reports, M&S, among other things:

●	performed a site visit of each property in connection with this assignment or previous assignments;

●	interviewed our officers or the Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties; and

●	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

The following summarizes the valuation approach used for our Real Estate Properties:

M&S employed the income approach and the sales comparison approach to estimate the value of the appraised properties included in our Real Estate Properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (‘‘DCF Analysis’’) and direct capitalization analysis (“DC Analysis”) was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The DC Analysis is based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal.

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

M&S prepared the M&S Appraisal Reports summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, M&S selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, the appropriate capitalization rate in the DC Analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with each property.

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

The following summarizes the key assumptions that were used in each DCF Analysis to estimate the value of our Consolidated Real Estate Properties and the Hilton Garden Inn – Long Island City as of December 31, 2021:

	Consolidated Real Estate Properties (8 hospitality properties)	Hilton Garden Inn- Long Island City
Weighted-average:
Exit capitalization rate	8.21%	5.75%
Discount rate	8.81%	6.75%
Annual market rent growth rate	5.41%	6.44%
Annual net operating income growth rate	7.48%	8.78%
Holding period (in years)	10	12

The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022. M&S deemed it appropriate to determine the estimated fair value of the Williamsburg Moxy Hotel as December 31, 2021 of $90.9 million using a DCF Analysis taking into consideration the expected net operating income (“NOI”) of the property upon stabilization less the remaining estimated costs to complete. M&S used a capitalization rate of 6.50% and a discount rate of 8.75% in their DCF Analysis. NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

While we believe that the assumptions made by M&S are reasonable, a change in these assumptions would impact the calculations of the estimated value of our Real Estate Properties as of December 31, 2021. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the discount rate and capitalization rate used in the DCF Analysis. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25-basis points or not at all.

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.21)	$0.23
Discount rate	$(0.26)	$0.27

As of December 31, 2021, the aggregate estimated value of our Consolidated Real Estate Properties was $134.5 million and the aggregate carrying value of our Consolidated Real Estate Properties was $102.3 million, which equates to an overall increase in value of 31.5%.

As of December 31, 2021, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.9 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $66.5 million less the fair value of the outstanding indebtedness of $33.1 million plus all other non-real estate assets and liabilities, net of $2.3 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.9 million compared to our carrying value of $11.2 million, both as of December 31, 2021, equates to an increase in value of 59.8%.

As of December 31, 2021, the estimated fair value of our 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture of $16.7 million was calculated based on the gross appraised value of the Williamsburg Moxy Hotel of $90.9 million less the fair value of the outstanding indebtedness of $14.8 million plus all other non-real estate liabilities, net (net of non-real estate assets) of $9.3 million. The estimated fair value of our 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture of $16.7 million compared to our carrying value of $12.4 million, both as of December 31, 2021, equates to an increase in value of 35.0%.

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

Mortgages payable: The values for our mortgages payable were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgages payable ranged from 3.75% to 4.00%.

Due to related parties: The estimated value of our due to related parties approximates its carrying value due to its short maturity.

Other liabilities, net: Our other liabilities consist of our accounts payable and accrued expenses and deposits payable. The carrying values of these items were considered to equal their fair value due to their short maturities. Additionally, certain outstanding notes payable were excluded as we expect them to be fully forgiven.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations of value are made to the Special Limited Partner’s Subordinated Participation Interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling $12.1 million. In the calculation of our estimated NAV, no allocation of value was made to the Special Limited Partner’s Subordinated Participation Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2021.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2020 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 30, 2021.

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

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to our current NAV per Share, as determined by the Board of Directors and reported by us from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021 we repurchased 77,678 shares of common stock, pursuant to its share repurchase program at an average price per share of $8.05 per share. For the period from January 1 through March 18, 2020, we redeemed 80,436 shares of common stock at an average price per share of $9.92 per share.

Distributions

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

Distributions and Distributions Declared by our Board of Directors

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

There were no distributions declared during the years ended December 31, 2021 and 2020.

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

Overview

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, hospitality, residential and/or commercial properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. As of December 31, 2021, our portfolio of properties consisted of ten hospitality properties (eight consolidated and two unconsolidated). Our real estate investments have been and are expected to continue to be held by us alone or jointly with other parties.

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

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened, we currently expect we will continue to experience a negative impact for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for our hotels.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, we have taken various actions to preserve our liquidity, including the following:

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

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and during the first quarter of 2021, our hotels received an aggregate of $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Through December 31, 2021, we received notice from the U.S. Small Business Administration (the “SBA”) that aggregate of $0.9 million of our PPP Loans and related accrued interest have been legally forgiven. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On June 19, 2019, the Board of Directors had previously determined to suspend regular monthly distributions and, as a result, have not declared any distributions on our Common Shares since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

We believe that these actions, along with our available cash on hand and marketable securities, as well as our intention to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these consolidated financial statements.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Critical Accounting Estimates and Policies

General

Our consolidated financial statements included in this annual report include our accounts and the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements and 5 to 10 years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

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

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Results of Operations

Disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture

On February 12, 2020, we completed the disposition of an unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.0 million during the year ended December 31, 2020. See Note 3 of the Notes to Consolidated Financial Statements for additional information

Comparison of the year ended December 31, 2021 vs. December 31, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the years ended December 31, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Overall, our consolidated hospitality portfolio experienced increases in (i) the percentage of rooms occupied from 49.0% to 68.1% for the year ended December 31, 2020 and 2021, respectively, (ii) revenue per available room (“RevPAR”) from $42.75 to $66.51 for the year ended December 31, 2020 and 2021, respectively, and (iii) the average daily rate (“ADR”) from $87.30 to $97.65 for the year ended December 31, 2020 and 2021, respectively.

Revenues

Revenues increased by $7.6 million to $21.8 million during the year ended December 31, 2021 compared to $14.2 million for the same period in 2020. This increase reflects the higher occupancy, RevPAR and ADR during the 2021 period.

Property operating expenses

Property operating expenses increased by $2.6 million to $13.8 million during the year ended December 31, 2021 compared to $11.2 million for the same period in 2020. This increase reflects the increased costs associated with higher occupancy during the 2021 period.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $1.4 million during the year ended December 31, 2021 compared to $1.5 million for the same period in 2020.

General and administrative expense

General and administrative expenses was relatively unchanged at $2.5 million during both the years ended December 31, 2021 and 2020.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $5.1 million during both the years ended December 31, 2021 and 2020.

Interest expense

Interest expense slightly decreased by $0.1 million to $2.9 million during the year ended December 31, 2021 compared to $3.0 million for the same period in 2020. Interest expense is attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19,311 had been legally forgiven and therefore, we recognized a gain on forgiveness of debt of $1.5 million in our consolidated statements of operations during the year ended December 31, 2021.

Gain on disposition of unconsolidated affiliated real estate entity

On February 12, 2020, we completed the disposition of our unconsolidated 22.5% membership interest in the Cove Joint Venture which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.0 million during the year ended December 31, 2020.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.3 million during the year ended December 31, 2021 compared to $2.1 million for the same period in 2020. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 22.5% membership interest in the Cove Joint Venture (through the date of the redemption of our membership interest on February 12, 2020). The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022. Therefore, the Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, cash on hand and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT. During the year ended December 31, 2021, our primary sources of funds were cash flows from operations of $1.7 million, proceeds from the sales of marketable securities of $1.5 million, proceeds from PPP loans of $1.9 million and distributions from the Hilton Garden Inn Joint Venture of $0.5 million.

We currently believe that these cash resources along with our available cash on hand of $16.6 million and marketable securities of $1.8 million, all as of December 31, 2021, as well as our intention to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs or our lender does not agree to the first extension option under the Revolving Credit Facility, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including forbearance of scheduled debt service, reductions in interest rates and waiver periods and modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

As of December 31, 2021, we have $61.3 million of outstanding mortgage debt and $1.9 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2021, our total borrowings were $63.2 million which represented 59% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Year Ended December 31,
	2021	2020
Finance fees (1)	$144,375	$-
Disposition fees (general and administrative costs)	-	39,200
Asset management fees (general and administrative costs)	1,204,422	1,256,459
Total	$1,348,797	$1,295,659

(1)	A finance fee of $144,375 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized and included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows provided by/(used in) operating activities	$1,662,560	$(3,765,414)
Cash flows (used in)/provided by investing activities	(12,050,995)	20,600,226
Cash flows used in financing activities	(2,943,807)	(406,759)
Net change in cash, cash equivalents and restricted cash	(13,332,242)	16,428,053
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of year	$16,639,004	$29,971,246

Operating activities

The net cash provided by operating activities of $1.7 million during the year ended December 31, 2021 consisted of our net loss of $2.7 million and a gain on forgiveness of debt of $1.5 million adjusted for depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $5.6 million and net changes in operating assets and liabilities of $0.2 million.

Investing activities

The net cash used in investing activities of $12.1 million during the year ended December 31, 2021 primarily consisted of $7.9 million for the purchase of our 25% membership interest in the Williamsburg Moxy Hotel Joint Venture and additional aggregate contributions of $4.3 million to the Williamsburg Moxy Hotel Joint Venture, $1.3 million of contributions made to the Hilton Garden Inn Joint Venture and capital expenditures of $0.3 million, partially offset by $1.5 million of proceeds received from the sale of marketable securities and distributions of $0.5 million received from the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $2.9 million during the year ended December 31, 2021 consisted of payments on our mortgages payable of $30.4 million (including the repayment in full of the Home2 Suites Promissory Note and a $3.8 million paydown on our Revolving Credit Facility) and redemptions and cancellations of common shares of $0.6 million, partially offset by aggregate net proceeds received from new mortgage financings of $26.2 million and proceeds from PPP Loans of $1.9 million.

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

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to our current NAV per Share, as determined by the Board of Directors and reported by us from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the period from January 1 through March 18, 2020, we redeemed 80,436 shares of common stock at an average price per share of $9.92. For the year ended December 31, 2021 we repurchased 77,678 shares of common stock, pursuant to our SRP at an average price per share of $8.05.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next 5 years and thereafter as of December 31, 2021.

Contractual Mortgage Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$34,573,333	$52,333	$657,787	$685,707	$25,354,173	$-	$61,323,333
Interest payments(1)	1,758,639	1,003,125	1,003,125	992,574	1,839,740	-	6,597,203
Total Contractual Mortgage Obligations	$36,331,972	$1,055,458	$1,660,912	$1,678,281	$27,193,913	$-	$67,920,536

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2021 was used.

Revolving Credit Facility

We, through certain subsidiaries, have a non-recourse Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $60.0 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

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

Subsequently, on March 31, 2021, our Revolving Credit Facility was further amended providing for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of December 31, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2021. We currently intend to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension, however, there can be no assurances that we will be successful in such endeavors.

Home2 Suites Financings

On October 5, 2016, we entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note had a term of 5 years and bore interest at 4.73%. The Home2 Suites Promissory Note was cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021,we entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, we initially received $16.2 million and the remaining $2.9 million is available after December 31, 2022, subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR+3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, we entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing we initially received $10.5 million, and the remaining $2.0 million is available after December 31, 2022 subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan scheduled to mature on December 6, 2026, bears interest at LIBOR+3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

On December 6, 2021, we repaid the Home2 Suites Promissory Note (outstanding principal balance of $26.0 million) in full using the initial proceeds from the Home2 Suites – Tukwila Loan and the Home2 Suites – Salt Lake City Loan.

PPP Loans

In April 2020, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. During the first quarter of 2021, the Borrowers received an additional aggregate funding of $1.9 million of PPP Loans.

The PPP Loans each have a term of five years and provide for an interest rate of 1.00%. The payment of principal and interest on the PPP loan is deferred until the day that the forgiven amount is remitted to the lender (approximately 5 months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or 10 months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although we intend for each Borrower to apply for forgiveness, no assurance may be given that all of the Borrowers will ultimately obtain forgiveness under any relevant PPP Loan in whole or in part. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. The PPP Loans are subject to audit by the SBA for up to six years after the date the loans are forgiven.

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19,311 had been legally forgiven and therefore, we recognized a gain on forgiveness of debt of $1.5 million in its consolidated statements of operations. As of December 31, 2021 and 2020, the PPP Loans had outstanding balances of $1.9 million and $1.5 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

LIBOR

The Revolving Credit Facility, PPP Loans and the Williamsburg Moxy Joint Venture’s Moxy Construction Loan (See “Williamsburg Moxy Hotel Joint Venture and Moxy Construction Loan”) are indexed to LIBOR. In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. We have and intend continue to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by our Sponsor and a related party, acquired, through LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn — Long Island City”) from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We and Lightstone II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. Our membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect to its non-recourse mortgage loan (the Hilton Garden Inn Mortgage”) as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

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

Williamsburg Moxy Hotel Joint Venture and Moxy Construction Loan

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Sponsor and a related party, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”) for aggregate consideration of $7.9 million.

Subsequent to our initial acquisition, we made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2021.

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022. Therefore, the Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid a previously outstanding mortgage loan of $16.0 million in full. As of December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $18.6 million (including $0.1 million of interest capitalized to principal) and the remaining availability under the facility was up to $58.6 million.

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

	For the Year Ended December 31,
	2021	2020
Net loss	$(2,733,289)	$(2,886,775)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	1,248,163	1,484,152
Depreciation and amortization of real estate assets	5,113,576	5,101,313
Gain on disposition of unconsolidated affiliated real estate entity	-	(7,996,967)
FFO	3,628,450	(4,298,277)
MFFO adjustments:
Loss on sale of marketable securities(1)	22,505	18,666
Acquisition and other transaction related costs expensed	-	2,113
Unrealized loss/(gain) on marketable equity securities(2)	9,188	(265)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	(190,708)	-
Gain on forgiveness of debt(1)	(1,469,541)	-
MFFO	1,999,894	(4,277,763)
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$1,999,894	$(4,277,763)

Net loss	$(2,733,289)	$(2,886,775)
Less: net loss attributable to noncontrolling interests	28	30
Net loss applicable to Company’s common shares	$(2,733,261)	$(2,886,745)
Net loss per common share, basic and diluted	$(0.21)	$(0.22)

FFO	$3,628,450	$(4,298,277)
Less: FFO attributable to noncontrolling interests	(68)	53
FFO attributable to Company’s common shares	$3,628,382	$(4,298,224)
FFO per common share, basic and diluted	$0.27	$(0.32)

MFFO - IPA recommended format	$1,999,894	$(4,277,763)
Less: MFFO attributable to noncontrolling interests	(43)	51
MFFO attributable to Company’s common shares	$1,999,851	$(4,277,712)

Weighted average number of common shares outstanding, basic and diluted	13,215,471	13,233,527

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2021
FFO attributable to Company’s common shares	$15,246,549
Cumulative distributions declared	$25,876,082

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT III, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT III Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Investment in Real Estate

As of December 31, 2021, the Company had investment property, net of accumulated depreciation, of approximately $102.3 million. As more fully described in Note 2 to the financial statements, the Company evaluates its investment in real estate for impairment whenever events or changes in circumstances representing triggering events that could indicate that the carrying amount may not be recoverable for a particular property. The Company evaluates the recoverability of its investment in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgement to determine if the severity of any single indicator, or the fact there are number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant under performance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgement and determinations of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates utilize observable and unobservable inputs such as future operating income, market, and other applicable trends and residual value, as well as the estimated impacts of demand and competition.

We identified the investment property impairment evaluation as a critical audit matter due to the significant judgement by management in identifying indicators of impairment and in the estimation uncertainty in determining the undiscounted cash flows of a particular property. This in turn led to a high degree of auditor judgment and subjectivity and significant audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to future cash flows and net operating income, the holding period, capitalization rates, and residual values.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation process. Our procedures included, among others: (i) assessing the methodologies applied; (ii) identifying the existence of any triggering events; (iii) comparing the estimated undiscounted cash flows to historical operating result by property; and (iv) evaluating the reasonableness of significant estimates and assumptions including future net operating income, the holding period, capitalization rates, and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analysis over significant estimates and assumptions including future net operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations used in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2012.

EISNERAMPER LLP

Iselin, New Jersey

March 28, 2022

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets

Investment property:
Land and improvements	$21,662,328	$21,662,328
Building and improvements	91,918,908	91,764,252
Furniture and fixtures	16,291,226	16,214,763
Construction in progress	115,161	10,900
Gross investment property	129,987,623	129,652,243
Less accumulated depreciation	(27,637,727)	(22,588,429)
Net investment property	102,349,896	107,063,814

Investments in unconsolidated affiliated real estate entities	23,544,937	10,663,655
Cash and cash equivalents	16,639,004	26,998,685
Marketable securities, available for sale	1,810,359	3,226,853
Restricted cash	-	2,972,561
Accounts receivable and other assets	1,553,212	1,352,047
Total Assets	$145,897,408	$152,277,615

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,941,776	$2,442,210
Mortgages payable, net	60,691,217	64,754,449
Notes payable	1,868,966	1,450,230
Due to related parties	301,422	292,447
Total liabilities	65,803,381	68,939,336

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.2 million shares issued and outstanding	131,521	132,298
Additional paid-in-capital	112,580,709	113,205,240
Accumulated other comprehensive loss	(106,874)	(221,217)
Accumulated deficit	(44,603,383)	(41,870,122)
Total Company stockholders’ equity	68,001,973	71,246,199
Noncontrolling interests	12,092,054	12,092,080
Total Stockholders’ Equity	80,094,027	83,338,279

Total Liabilities and Stockholders’ Equity	$145,897,408	$152,277,615

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenues	$21,777,773	$14,174,688

Expenses:
Property operating expenses	13,797,766	11,165,916
Real estate taxes	1,390,260	1,502,599
General and administrative costs	2,461,992	2,482,859
Depreciation and amortization	5,113,576	5,101,313
Total operating expenses	22,763,594	20,252,687

Operating loss	(985,821)	(6,077,999)

Interest expense	(2,946,222)	(2,999,219)
Gain on disposition of investment in unconsolidated affiliated real estate entity	-	7,996,967
Gain on forgiveness of debt	1,469,541	-
Earnings from investments in unconsolidated affiliated real estate entities	(333,478)	(2,102,472)
Other income, net	62,691	295,948
Net loss	(2,733,289)	(2,886,775)
Less: net loss attributable to noncontrolling interests	28	30
Net loss applicable to Company’s common shares	$(2,733,261)	$(2,886,745)

Net loss per Company’s common shares, basic and diluted	$(0.21)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	13,215,471	13,233,527

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020
Net loss	$(2,733,289)	$(2,886,775)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	91,840	(161,209)
Reclassification adjustment for loss included in net loss	22,505	18,666
Other comprehensive income/(loss)	114,345	(142,543)
Comprehensive loss	(2,618,944)	(3,029,318)

Less: Comprehensive loss attributable to noncontrolling interests	26	32

Comprehensive loss attributable to the Company’s common shares	$(2,618,918)	$(3,029,286)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2019	13,310,227	$133,102	$114,002,133	$(78,676)	$(38,983,377)	$12,092,112	$87,165,294

Net loss	-	-	-	-	(2,886,745)	(30)	(2,886,775)
Other comprehensive loss	-	-	-	(142,541)	-	(2)	(142,543)
Redemption and cancellation of shares	(80,436)	(804)	(796,893)	-	-	-	(797,697)

BALANCE, December 31, 2020	13,229,791	132,298	113,205,240	(221,217)	(41,870,122)	12,092,080	83,338,279

Net loss	-	-	-	-	(2,733,261)	(28)	(2,733,289)
Other comprehensive income	-	-	-	114,343	-	2	114,345
Redemption and cancellation of shares	(77,678)	(777)	(624,531)	-	-	-	(625,308)

BALANCE, December 31, 2021	13,152,113	$131,521	$112,580,709	$(106,874)	$(44,603,383)	$12,092,054	$80,094,027

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,733,289)	$(2,886,775)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Loss from investments in unconsolidated affiliated real estate entities	333,478	2,102,472
Depreciation and amortization	5,113,576	5,101,313
Amortization of deferred financing costs	124,233	172,464
Gain on forgiveness of debt	(1,469,541)	-
Gain on disposition of investment in unconsolidated affiliated entity	-	(7,996,967)
Other non-cash adjustments	95,124	46,678
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable and other assets	(328,873)	140,839
Increase/(decrease) in accounts payable and other accrued expenses	518,877	(286,548)
Increase/(decrease) in due to related parties	8,975	(158,890)
Net cash provided by/(used in) operating activities	1,662,560	(3,765,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(335,381)	(401,301)
Proceeds from sale of marketable securities	1,500,000	1,472,255
Purchase of marketable securities	(854)	(1,630,977)
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	-	21,989,574
Investments in unconsolidated affiliated real estate entities	(13,714,760)	(873,325)
Distribution from unconsolidated affiliated real estate entities	500,000	44,000
Net cash (used in)/provided by investing activities	(12,050,995)	20,600,226

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	26,750,000	-
Payments on mortgages payable	(30,351,094)	(1,059,292)
Proceeds received from notes payable	1,868,966	1,450,230
Payment of loan fees and expenses	(586,371)	-
Redemption and cancellation of common shares	(625,308)	(797,697)
Net cash used in financing activities	(2,943,807)	(406,759)

Net change in cash, cash equivalents and restricted cash	(13,332,242)	16,428,053
Cash, cash equivalents and restricted cash, beginning of year	29,971,246	13,543,193
Cash, cash equivalents and restricted cash, end of year	$16,639,004	$29,971,246

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,763,364	$2,061,213
Forgiveness of debt	$1,469,541	$-
Holding gain/loss on marketable securities, available for sale	$114,345	$142,543

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

1.	Structure

Lightstone Value Plus REIT III, Inc. (‘‘Lightstone REIT III’’), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of December 31, 2021, Lightstone REIT III held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of December 31, 2021, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

For the Years Ended December 31, 2021 and 2020

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negative impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened, the Company currently expects it will continue to experience a negative impact for the foreseeable future. The Company cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for its hotels.

The Company also has a 25% membership interest in the Williamsburg Moxy Joint Venture, which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). To-date, the COVID-19 pandemic has not had any significant impact on development and construction of the Williamsburg Moxy Hotel, which is expected to open during the fourth quarter of 2022.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including the following:

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

●

Paycheck Protection Program Loans –

In April 2020 and during the first quarter of 2021, the Company’s hotels received an aggregate of $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). During 2021, the Company received notices from the U.S. Small Business Administration (the “SBA”) that all of the PPP Loans from April 2020 along with their accrued interest had been legally forgiven. See Note 6 for additional information.

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

The Company believes that these actions, along with its available cash on hand and marketable securities, as well as its intention to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension option, as discussed in Note 5, will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert limited partner units into cash or, at the Company’s option, an equal number of its Common Shares.

Special Limited Partner

In connection with the Company’s Offering, which terminated on March 31, 2017, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through December 31, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

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

For the Years Ended December 31, 2021 and 2020

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2021, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2021	2020
Cash and cash equivalents	$16,639,004	$26,998,685
Restricted cash	-	2,972,561
Total cash, cash equivalents and restricted cash	$16,639,004	$29,971,246

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

For the Years Ended December 31, 2021 and 2020

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

	For the Year Ended December 31,
Revenues	2021	2020
Room	$21,167,268	$13,646,285
Food, beverage and other	610,505	528,403
Total revenues	$21,777,773	$14,174,688

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

For the Years Ended December 31, 2021 and 2020

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings and improvements and five to 10 years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

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

For the Years Ended December 31, 2021 and 2020

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

As of December 31, 2021 and 2020, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, due to/from related parties and notes payable approximate their fair values because of the short maturity of these instruments.

The estimated fair value our mortgages payable as of December 31, 2021 approximated their carrying value of $61.3 million.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The estimated fair value of our mortgages payable as of December 31, 2020 is as follows:

	Carrying Amount	Estimated Fair Value
Mortgages payable	$64,924,427	$64,823,777

The fair value of our mortgages payable as of December 31, 2020 was determined by discounting the future contractual interest and principal payments by market interest rates.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2021	December 31, 2020
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$11,180,136	$10,663,655
Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	12,364,801	-
Total investments in unconsolidated affiliated real estate entities			$23,544,937	$10,663,655

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by the Company’s Sponsor and a related party, acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn – Long Island City”) from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company and Lightstone REIT II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

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

For the Years Ended December 31, 2021 and 2020

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2021, it has made an aggregate of $2.8 million of additional capital contributions (of which $1.3 million was made in 2021) and received aggregate distributions of $2.0 million (of which $0.5 million was received in 2021).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement (amounts in thousands) for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Revenues	$7,545	$3,662

Property operating expenses	4,306	3,259
General and administrative costs	34	37
Depreciation and amortization	2,496	2,527
Operating income/(loss)	709	(2,161)
Interest expense and other, net	(1,755)	(1,728)
Gain on forgiveness of debt	381	-
Net loss	$(665)	$(3,889)
Company’s share of net loss (50.00%)	$(333)	$(1,945)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The following table represents the condensed balance sheet (amounts in thousands) for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2021	December 31, 2020
Investment property, net	$52,415	$54,826
Cash	2,841	885
Other assets	1,204	1,211
Total assets	$56,460	$56,922

Mortgage payable, net	$33,115	$34,988
Other liabilities	1,585	1,207
Members’ capital	21,760	20,727
Total liabilities and members’ capital	$56,460	$56,922

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed the Williamsburg Moxy Hotel Joint Venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Company’s Sponsor and a related party, pursuant to which the Company acquired 25% of Lightstone REIT IV’s membership interest in Bedford Avenue Holdings LLC for aggregate consideration of $7.9 million.

Subsequent to its initial acquisition, the Company made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2021.

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and the Company is not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. The Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022. Therefore, the Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid a previously outstanding mortgage loan of $16.0 million in full. As of December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, on the Williamsburg Moxy Hotel Joint Venture’s condensed balance sheet below, and the remaining availability under the facility was up to $58.6 million.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees.

Additionally, financing fees of $0.1 million paid to the Company’s Advisor have been capitalized and are reflected in the carrying value of its investment in the Williamsburg Moxy Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed balance sheet (amounts in thousands) for the Williamsburg Moxy Hotel Joint Venture:

As of
(amounts in thousands)	December 31, 2021
Construction in progress	$73,000
Cash	101
Other assets	423
Total assets	$73,524

Loans payable, net	$14,844
Other liabilities	9,822
Members’ capital	48,858
Total liabilities and members’ capital	$73,524

The Cove Joint Venture

On January 31, 2017, the Company, through its wholly owned subsidiary, REIT III COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT IV COVE LLC, a wholly owned subsidiary of Lightstone REIT IV, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of $255.0 million (the “Cove Transaction”). Excluding mortgage financing obtained by the Cove Joint Venture in connection with the Cove Transaction, the Company paid $20.0 million for a 22.5% non-managing membership interest in the Cove Joint Venture.

The Cove Joint Venture owned and operated The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California from January 31, 2017 through February 12, 2020. As discussed below, the Company disposed of its 22.5% membership interest in the Cove Joint Venture on February 12, 2020.

The Company accounted for its 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting. For the period from January 1, 2020 through February 12, 2020, the Company’s share of the Cove Joint Venture’s loss of $0.7 million was $0.2 million, which is included in the earnings from investments in unconsolidated affiliated real estate entities on the consolidated statements of operations.

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

For the Years Ended December 31, 2021 and 2020

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2021
Marketable Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Preferred equity securities	$960,848	$-	$(8,096)	$952,752
Mutual funds	219,060	-	(828)	218,232
	1,179,908	-	(8,924)	1,170,984
Debt securities:
Corporate bonds	746,255	-	(106,880)	639,375
Total	$1,926,163	$-	$(115,804)	$1,810,359

	As of December 31, 2020
Marketable Securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Mutual funds	$218,206	$258	$-	$218,464
Debt securities:
Corporate bonds	3,229,608	10,039	(231,258)	3,008,389
Total	$3,447,814	$10,297	$(231,258)	$3,226,853

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the years ended December 31, 2021 and 2020, the Company did not recognize any impairment charges on its investments in debt securities. As of December 31, 2021, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

As of December 31, 2021, the Company’s mutual funds were classified as Level 1 assets and the Company’s preferred equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the year ended December 31, 2021.

The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2021
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	639,375
Total	$639,375

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

5.	Mortgages Payable, Net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2021	Maturity Date	Amount Due at Maturity	As of December 31, 2021	As of December 31, 2020
Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	3.86%	July 2022	$34,573,333	$34,573,333	$38,414,814

Home2 Suites Promissory Note			Repaid in full		-	26,509,613

Home2 Suites Tukwila Loan	LIBOR + 3.50% (floor of 3.75%)	3.75%	December 2026	15,005,534	16,210,000	-

Home2 Suites Salt Lake City Loan	LIBOR + 3.50% (floor of 3.75%)	3.75%	December 2026	9,756,837	10,540,000	-

Total mortgages payable		3.81%		$59,335,704	61,323,333	64,924,427

Less: Deferred financing costs					(632,116)	(169,978)

Total mortgage payable, net					$60,691,217	$64,754,449

Revolving Credit Facility

The Company, through certain subsidiaries, has a non-recourse Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides the Company with a line of credit of up to $60.0 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

As of December 31, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2021. The Company currently intends to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension option, however, there can be no assurances that it will be successful in such endeavors.

Home2 Suites Financings

On October 5, 2016, the Company entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note had a term of five years and bore interest at 4.73%. The Home2 Suites Promissory Note was cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, the Company initially received $16.2 million and the remaining $2.9 million is available to be drawn upon after December 31, 2022, subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR+3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing, the Company initially received $10.5 million, and the remaining $2.0 million is available to be drawn upon after December 31, 2022, subject to the satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR+3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

On December 6, 2021, the Company repaid the Home2 Suites Promissory Note (outstanding principal balance of $26.0 million) in full using the initial proceeds from the Home2 Suites – Tukwila Loan and the Home2 Suites – Salt Lake City Loan.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$34,573,333	$52,333	$657,787	$685,707	$25,354,173	$-	$61,323,333

Less: Deferred financing costs							(632,116)

Total principal maturities, net							$60,691,217

Debt Compliance

Pursuant to the Company’s debt agreements, $3.0 million was held in restricted escrow accounts as of December 31, 2020. Such escrows were subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, debt service payments, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties. The Company is currently in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

6.	Notes Payable

In April 2020, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. During the first quarter of 2021, the Borrowers received an additional aggregate funding of $1.9 million of PPP Loans.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that each Borrower will ultimately obtain forgiveness under its PPP Loan, in whole or in part. In the event all or any portion of a PPP Loan is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. The PPP Loans are subject to audit by the SBA for up to six years after the date the loans are forgiven.

During the year ended December 31, 2021, the Company received notices from the SBA that all of the PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19,311 had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt of $1.5 million in its consolidated statements of operations. As of December 31, 2021 and 2020, the PPP Loans had outstanding balances of $1.9 million and $1.5 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

7.	Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2021 and 2020, the Company had no outstanding shares of preferred stock.

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

For the Years Ended December 31, 2021 and 2020

Distributions on Common Shares

On June 19, 2019, the Board of Directors determined to suspend regular monthly distributions.

Previously, distributions in an amount equal to a 6.0% annualized rate were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

There were no distributions declared during the years ended December 31, 2021 and 2020.

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

Share Repurchase Program

The Company’s SRP may provide its eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to the Company’s current NAV per Share, as determined by the Board of Directors and reported by the Company from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the period from January 1 through March 18, 2020, the Company repurchased 80,436 shares of common stock at an average price per share of $9.92. For the year ended December 31, 2021, the Company repurchased 77,678 shares of common stock at an average price per share of $8.05.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Fees	Amount
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

From the Company’s inception through December 31, 2021, no property management fees or separate fees have been incurred.

Operating Expenses

The Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under ‘‘— Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. From the Company’s inception through December 31, 2021, the Company has not reimbursed the Advisor for providing any administrative services.

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

For the Years Ended December 31, 2021 and 2020

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

From the Company’s inception through December 31, 2021, no annual subordinated performance fees have been incurred.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

From the Company’s inception through December 31, 2021, no liquidating distributions have been made.

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

30

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Year Ended December 31,
	2021	2020
Finance fees (1)	$144,375	$-
Disposition fees (general and administrative costs)	-	39,200
Asset management fees (general and administrative costs)	1,204,422	1,256,459
Total	$1,348,797	$1,295,659

(1)	A finance fee of $144,375 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized and included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

For the Years Ended December 31, 2021 and 2020

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

Franchise Agreements

As of December 31, 2021, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2021, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2022 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	61	Chief Executive Officer and Chairman of the Board of Directors	2022	2014
George R. Whittemore	72	Director	2022	2014
Yehuda “Judah” L. Angster	39	Director	2022	2021

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone REIT IV Inc., (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was appointed Chairman Emeritus of the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V”) on August 31, 2021 and is Chairman and Chief Executive Officer of its advisor. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

George R. Whittemore is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone REIT I, and from April 2008 to the present has served as a member of the board of directors of Lightstone REIT II. Mr. Whittemore also presently serves as a director and member of the audit committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore previously served as a director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a director and chairman of the audit committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his experience in accounting, banking, finance and real estate.

Yehuda “Judah” L. Angster is one of our independent directors. From August 2021 to the present, Mr. Angster has served as a member of the board of directors of Lightstone REIT II and from November 2015 through August 2021, Mr. Angster served as a member of the board of directors of Lightstone REIT I. Mr. Angster is currently the Chief Executive Officer of CastleRock Equity Group in Florham Park, NJ. Before joining CastleRock Equity Group in June of 2015, Mr. Angster was the Vice President of Global Development for PCS Wireless, LLC in Florham Park NJ beginning in September 2012. Mr. Angster was the Internal Counsel for Empire Bank from June 2009 to September 2012. Mr. Angster earned his J.D. from the Pace University School of Law in May 2009. Mr. Angster earned a Bachelor of Talmudic Law from Tanenbaum Educational Center, Rockland, NY. Mr. Angster is licensed to practice law in New Jersey and New York. Mr. Angster has been selected to serve as an independent director due to his extensive experience in global business development and real estate transactions.

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	61	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	69	President and Chief Operating Officer
Joseph Teichman	48	General Counsel and Secretary
Seth Molod	58	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone REIT I, Lightstone REIT II and Lightstone REIT IV and their advisors. Mr. Hochberg also serves as the President of our sponsor and as the President and Chief Operating Officer of our advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“OP 1”) and Lightstone REIT V effective as of September 28, 2017. Additionally, on August 31, 2021, Mr. Hochberg was appointed as a director and Chairman of the Board of Directors of Lightstone REIT V and will continue to serve as the Lightstone V’s Chief Executive Officer. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and Secretary and also serves as General Counsel of Lightstone REIT I, Lightstone REIT II and Lightstone REIT IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

Seth Molod is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone REIT I, Lightstone REIT II, Lightstone REIT IV and Lightstone V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone REIT I, Lightstone REIT II, Lightstone REIT IV and Lightstone V. Prior to joining The Lightstone Group in August of 2018, Mr. Molod, 54, served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2021, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2021.

Information Regarding Audit Committee

Our Board established an audit committee in June 2014. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any stockholder who requests it c/o Lightstone Value Plus REIT III, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of George R. Whittemore and Yehuda “Judah” L. Angster each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Whittemore is qualified as an audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Mr. Whittemore and Mr. Angster see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/sec-filings

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2021, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 (payable in quarterly installments) and are responsible for reimbursement of their out-of-pocket expenses, as incurred. We also pay our audit committee chair an additional aggregate annual fee of $10,000 (payable in quarterly installments).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2022 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT III Beneficially Owned	Percent of All Common Shares of the Lightstone REIT III
David Lichtenstein (1)	242,222	1.8%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	1.8%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

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

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. From our inception through December 31, 2021, no annual subordinated performance fees were incurred.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements. As of December 31, 2021 and 2020, we owed the Advisor and its affiliated entities an aggregate of $301,422 and $292,447, respectively, which was principally for costs paid on our behalf, and is classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Advisor for the period indicated:

	For the Year Ended December 31,
	2021	2020
Finance fees (1)	$144,375	$-
Disposition fees (general and administrative costs)	-	39,200
Asset management fees (general and administrative costs)	1,204,422	1,256,459
Total	$1,348,797	$1,295,659

(1)	A finance fee of $144,375 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized and included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Special Limited Partner

In connection with our Offering, which terminated on March 31, 2017, (Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. From our inception through December 31, 2021, no distributions have been declared or paid on the Subordinated Participation Interests.

The Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by our Sponsor and a related party, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”) for aggregate consideration of $7.9 million.

Subsequent to our initial acquisition, we made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2021.

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and we are not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. We account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and therefore, the Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021.

Moxy Construction Loan

On August 5, 2021, Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Williamsburg Moxy Hotel Joint Venture received initial proceeds of $16.0 million under the Moxy Construction Loan and repaid a previously outstanding mortgage loan of $16.0 million in full. As of December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $18.6 million (including $0.1 million of interest capitalized to principal) and the remaining availability under the facility was up to $58.6 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees.

Additionally, financing fees of $0.1 million paid to the Advisor have been capitalized and are reflected in the carrying value of our investment in the Williamsburg Moxy Joint Venture which is included in investments in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by our Sponsor and a related party, acquired, through LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn — Long Island City”) from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We and Lightstone II each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. Our membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect to the Hilton Garden Inn Mortgage as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

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

Subsequent to our acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2021, we have made an aggregate of $2.8 million of additional capital contributions (of which $1.3 million was made in 2021) and received aggregate distributions of $2.0 million (of which $0.5 million was received in 2021).

The Cove Joint Venture

On January 31, 2017, we, through our wholly owned subsidiary, REIT III COVE LLC along with LSG Cove LLC, an affiliate of the Sponsor and a related party, REIT IV COVE LLC, a wholly owned subsidiary of Lightstone REIT IV, and Maximus Cove Investor LLC (“Maximus”), an unrelated third party, completed the acquisition of all of RP Cove, L.L.C’s membership interest in RP Maximus Cove, L.L.C. (the “Cove Joint Venture”) for aggregate consideration of $255.0 million (the “Cove Transaction”). Excluding mortgage financing obtained by the Cove Joint Venture in connection with the Cove Transaction, we paid $20.0 million for a 22.5% non-managing membership interest in the Cove Joint Venture.

The Cove Joint Venture owned and operated The Cove at Tiburon (“the Cove”), a 281-unit, luxury waterfront multifamily residential property located in Tiburon, California from January 31, 2017 through February 12, 2020. As discussed below, we disposed of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020.

We accounted for our 22.5% membership interest in the Cove Joint Venture in accordance with the equity method of accounting. For the period from January 1, 2020 through February 12, 2020, our share of the Cove Joint Venture’s loss of $0.7 million was $0.2 million, which is included in the loss from investments in unconsolidated affiliated real estate entities on the consolidated statements of operations.

On February 12, 2020, REIT IV Cove LLC, LSG Cove LLC and REIT III COVE LLC each redeemed their respective membership interests in the Cove Joint Venture for an aggregate redemption price of $87.6 million. In connection, with the redemption of our 22.5% membership interest in the Cove Joint Venture, we received proceeds of $21.9 million which resulted in the recognition of a gain on the disposition of unconsolidated affiliated real estate entity of $7.9 million during the first quarter of 2020.

As a result of the redemption of our 22.5% membership interest in the Cove Joint Venture on February 12, 2020, we no longer has an ownership interest in the Cove Joint Venture. During August 2020, we received $0.1 million of additional proceeds related to the redemption of our membership interest in the Cove Joint Venture and recognized a gain on the disposition of investment in unconsolidated affiliated real estate entity of $0.1 million during the third quarter of 2020. As a result, we recognized an aggregate gain on the disposition of investment in unconsolidated affiliated real estate entity of $8.0 million during the year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2021	Year ended December 31, 2020
Audit Fees (a)	$212,500	$210,000
Audit-Related Fees (b)	-	1,500
Tax Fees (c)	83,200	87,836
Total Fees	$295,700	$299,336

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for audit-related services related to audits of entities that the Company has acquired.
(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT III, Inc.’s audited financial statements as of and for the year ended December 31, 2021.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT III, Inc.:

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

The Company currently intends to hold its properties until its investment objectives are met or it is likely they will not be met. At a future date, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT or seek stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before March 31, 2025. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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

Independent Directors

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT III, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2021

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
3.1(1)	Articles of Amendment and Restatement of Lightstone Value Plus REIT III, Inc.
3.2(2)	Bylaws of Lightstone Value Plus REIT III, Inc.
3.3(6)	Articles of Amendment of Lightstone Value Plus REIT III, Inc.
4.1(3)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2(1)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.3(7)	Description of Shares
4.4(4)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1(3)	Advisory Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(5)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(2)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.
(3)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

(6)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on September 21, 2021.
(7)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: March 28, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 28, 2022
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 28, 2022
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 28, 2022
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 28, 2022
Yehuda “Judah” L. Angster