Form 10-Q
period 2022-03-31
Lightstone Value Plus REIT III, Inc.
filed 2022-05-13
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes ☐   No ☑

As of May 5, 2022, there were approximately 13.1 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Land and improvements	$21,662	$21,662
Building and improvements	91,926	91,919
Furniture and fixtures	16,313	16,291
Construction in progress	44	115

Gross investment property	129,945	129,987
Less accumulated depreciation	(28,890)	(27,638)
Net investment property	101,055	102,349

Investments in unconsolidated affiliated real estate entities	23,489	23,545
Cash and cash equivalents	16,446	16,639
Marketable securities, available for sale	1,757	1,810
Accounts receivable and other assets	2,214	1,554
Total Assets	$144,961	$145,897

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$3,450	$2,942
Mortgages payable, net	60,751	60,691
Notes payable	1,639	1,869
Due to related parties	302	301
Total liabilities	66,142	65,803

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.1 and 13.2 million shares issued and outstanding, respectively	131	131
Additional paid-in-capital	112,330	112,581
Accumulated other comprehensive loss	(139)	(107)
Accumulated deficit	(45,595)	(44,603)
Total Company stockholders’ equity	66,727	68,002

Noncontrolling interests	12,092	12,092

Total Stockholders’ Equity	78,819	80,094

Total Liabilities and Stockholders’ Equity	$144,961	$145,897

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues	$5,745	$3,711

Expenses:
Property operating expenses	3,772	2,665
Real estate taxes	350	369
General and administrative costs	686	634
Depreciation and amortization	1,268	1,275
Total operating expenses	6,076	4,943

Operating loss	(331)	(1,232)

Interest expense	(661)	(671)
Loss from investments in unconsolidated affiliated real estate entities	(174)	(247)
Gain on forgiveness of debt	232	-
Other (loss)/income, net	(58)	50

Net loss	(992)	(2,100)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(992)	$(2,100)

Net loss per Company’s common shares, basic and diluted	$(0.08)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	13,130	13,230

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(992)	$(2,100)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(32)	85
Reclassification adjustment for loss included in net loss	-	22

Other comprehensive (loss)/income	(32)	107

Comprehensive loss	(1,024)	(1,993)

Less: Comprehensive income attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(1,024)	$(1,993)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2020	13,230	$132	$113,205	$(221)	$(41,870)	$12,092	$83,338

Net loss	-	-	-	-	(2,100)	-	(2,100)
Other comprehensive income	-	-	-	107	-	-	107

BALANCE, March 31, 2021	13,230	$132	$113,205	$(114)	$(43,970)	$12,092	$81,345

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2021	13,152	$131	$112,581	$(107)	$(44,603)	$12,092	$80,094

Net loss	-	-	-	-	(992)	-	(992)
Other comprehensive loss	-	-	-	(32)	-	-	(32)
Redemption and cancellation of shares	(31)	-	(251)	-	-	-	(251)

BALANCE, March 31, 2022	13,121	$131	$112,330	$(139)	$(45,595)	$12,092	$78,819

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(992)	$(2,100)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Loss from investments in unconsolidated affiliated real estate entities	174	247
Depreciation and amortization	1,268	1,275
Amortization of deferred financing costs	60	30
Gain on forgiveness of debt	(232)	-
Other non-cash adjustments	51	27
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(615)	(240)
Increase in accounts payable and other accrued expenses	509	225
Increase in due to related parties	1	-
Net cash provided by/(used in) operating activities	224	(536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(48)	(42)
Proceeds from sale of marketable securities	-	1,500
Investments in unconsolidated affiliated real estate entity	(118)	-
Net cash (used in)/provided by investing activities	(166)	1,458

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	-	(3,972)
Proceeds received from notes payable	-	1,869
Payment of loan fees and expenses	-	(16)
Redemption and cancellation of common shares	(251)	-
Net cash used in financing activities	(251)	(2,119)

Net change in cash, cash equivalents and restricted cash	(193)	(1,197)
Cash, cash equivalents and restricted cash, beginning of year	16,639	29,971
Cash, cash equivalents and restricted cash, end of period	$16,446	$28,774

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$755	$596
Holding gain/loss on marketable securities, available for sale	$32	$107

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$16,446	$25,578
Restricted cash	-	3,196
Total cash, cash equivalents and restricted cash	$16,446	$28,774

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

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of March 31, 2022, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the “Sponsor”) during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with the Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

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

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert limited partner units into cash or, at the Company’s option, an equal number of its Common Shares.

Special Limited Partner

In connection with the Company’s Offering, which terminated on March 31, 2017, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through March 31, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

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

(Unaudited)

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT III, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2021 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
	2022	2021
Revenues
Room	$5,598	$3,585
Food, beverage and other	147	126
Total revenues	$5,745	$3,711

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2022, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the first quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened, the Company currently expects it will continue to experience a negative impact for the foreseeable future. The Company cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for its hotels.

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

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including the following:

●	The Company has implemented cost reduction strategies for all of its hotels, leading to reductions in certain operating expenses and capital expenditures.

●	During 2020 and 2021, the Company obtained certain amendments to its revolving credit facility (the “Revolving Credit Facility”). See Note 5 for additional information.

●	In April 2020 and during the first quarter of 2021, the Company’s hotels received an aggregate of $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). See Note 6 for additional information.

●	Previously, in June 2019, the Board of Directors determined to suspend regular monthly distributions on the Company’s Common Shares and has not declared any distributions since the suspension. Additionally, in March 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder repurchase program (the “SRP”). Subsequently in May 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 for additional information.

●	During 2020 and 2021, the Hilton Garden Inn Joint Venture obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn-Long Island City. See Note 3 for additional information.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2022	December 31, 2021
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$11,022	$11,180
Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	12,467	12,365
Total investments in unconsolidated affiliated real estate entities			$23,489	$23,545

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

The Hilton Garden Inn Joint Venture is currently in compliance with respect to all of its financial debt covenants.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $2.0 million (all of which was received prior to 2022).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

(amounts in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Revenues	$2,168	$1,419

Property operating expenses	1,428	872
General and administrative costs	10	10
Depreciation and amortization	620	635
Operating income/(loss)	110	(98)
Interest expense	(427)	(397)
Net loss	$(317)	$(495)
Company’s share of net loss (50.00%)	$(158)	$(247)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2022	December 31, 2021
Investment property, net	$51,829	$52,415
Cash	3,610	2,841
Other assets	710	1,204
Total assets	$56,149	$56,460

Mortgage payable, net	$33,129	$33,115
Other liabilities	1,577	1,585
Members’ capital	21,443	21,760
Total liabilities and members’ capital	$56,149	$56,460

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

Subsequent to its initial acquisition, the Company made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through March 31, 2022 (of which $0.1 million was made during the three months ended March 31, 2022).

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and the Company is not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. The Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022. For the three months ended March 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred general and administrative costs of $62, of which the Company’s share was $16. The Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. As of March 31, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $29.5 million (including $0.3 million of interest capitalized to principal) and $18.6 million (including $0.1 million of interest capitalized to principal), respectively. As of March 31, 2022, the remaining availability under the facility was up to $47.8 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed balance sheet for the Williamsburg Moxy Hotel Joint Venture:

	As of	As of
(amounts in thousands)	March 31, 2022	December 31, 2021
Construction in progress	$83,799	$73,000
Cash	661	101
Other assets	711	423
Total assets	$85,171	$73,524

Loan payable, net	$26,209	$14,844
Other liabilities	9,693	9,822
Members’ capital	49,269	48,858
Total liabilities and members’ capital	$85,171	$73,524

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred equity securities	$961	$-	$(27)	$934
Mutual funds	219	-	(3)	216
	1,180	-	(30)	1,150
Debt securities:
Corporate bonds	746	-	(139)	607

Total	$1,926	$-	$(169)	$1,757

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred equity securities	$961	$-	$(8)	$953
Mutual funds	219	-	(1)	218
	1,180	-	(9)	1,171
Debt securities:
Corporate bonds	746	-	(107)	639

Total	$1,926	$-	$(116)	$1,810

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment charges on its investments in debt securities. As of March 31, 2022, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

The Company may sell certain of its investments in marketable debt securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

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

As of March 31, 2022, the Company’s mutual funds were classified as Level 1 assets and its preferred equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the three months ended March 31, 2022.

The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2022
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	607
Total	$607

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2022	Maturity Date	Amount Due at Maturity	As of March 31, 2022	As of December 31, 2021
Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	4.00%	July 2022	$34,573	$34,573	$34,573

Home2 Suites Tukwila Loan	LIBOR + 3.50% (floor of 3.75%)	3.75%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	LIBOR + 3.50% (floor of 3.75%)	3.75%	December 2026	9,757	10,540	10,540

Total mortgages payable		3.89%		$59,336	61,323	61,323

Less: Deferred financing costs					(572)	(632)

Total mortgage payable, net					$60,751	$60,691

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

(Unaudited)

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

As of both March 31, 2022 and December 31, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2022. The Company currently intends to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension option, however, there can be no assurances that it will be successful in such endeavors.

Principal Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$34,573	$-	$656	$684	$25,410	$-	$61,323

Less: Deferred financing costs							(572)

Total principal maturities, net							$60,751

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. The Company is currently in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Notes Payable

During the first quarter of 2021, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.9 million through PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.

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

As of March 31, 2022 and December 31, 2021, the PPP Loans had outstanding balances of $1.6 million and $1.9 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

During the three months ended March 31, 2022, the Company received notice from the SBA that $0.2 million of PPP Loans and related accrued interest had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt for that amount on its consolidated statements of operations during three months ended March 31, 2022.

Previously, during the year ended December 31, 2021, the Company received notices from the SBA that PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19 had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt of $1.5 million in its consolidated statements of operations during the year ended December 31, 2021.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

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

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to the Company’s current estimated net asset value per share, as determined by the Board of Directors and reported by the Company from time to time.

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

For the three months ended March 31, 2022 the Company repurchased 31,239 shares of common stock, pursuant to its SRP at an average price per share of $8.05 per share.

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

(Unaudited)

8.	Due to related parties and other transactions

The Company has various agreements, including an advisory agreement, with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31.
	2022	2021
Asset management fees (general and administrative costs)	$302	$301

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

The carrying amount of the mortgages payable approximate fair value because the interest rates are variable and reflective of market rates.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT III, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT III, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT III, L.P., which we collectively refer to as the “Operating Partnership”. Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of March 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as our sponsor (the “Sponsor”) during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired for $12.1 million in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

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

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert the limited partner units into cash or, at our option, an equal number of our Common Shares.

Special Limited Partner

In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through March 31, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

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

As of March 31, 2022 and December 31, 2021, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the first quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened, we currently expect we will continue to experience a negative impact for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for our hotels.

We also have a 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Joint Venture”), which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). To-date, the COVID-19 pandemic has not had any significant impact on development and construction of the Williamsburg Moxy Hotel, which is expected to open during the fourth quarter of 2022.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including the following:

●	We have implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●	During 2020 and 2021, we obtained certain amendments to our revolving credit facility (the “Revolving Credit Facility”). See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and during the first quarter of 2021, our hotels received an aggregate of $1.5 million and $1.9 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	Previously in June 2019, the Board of Directors determined to suspend regular monthly distributions on our Common Shares and have not declared any distributions since the suspension. Additionally, in March 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently in May 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	During 2020 and 2021, the Hilton Garden Inn Joint Venture obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

Portfolio Summary –

				Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	ADR For the Three Months Ended
	Location	Year Built	Date Acquired	Available Rooms	March 31, 2022	March 31, 2022	March 31, 2022
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,800	58%	$59.93	$103.27

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	13,140	50%	$47.48	$95.07

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	7,740	59%	$62.36	$104.94

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	8,280	50%	$57.25	$113.48

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	11,250	63%	$67.27	$106.31

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	12,510	88%	$116.88	$133.21

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	7,560	100%	$75.00	$75.00

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	7,200	80%	$81.15	$101.67

			Total	78,480	68%	$71.33	$105.61

Unconsolidated Affiliated Real Estate Entity:

				Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	ADR For the Three Months Ended
Hospitality	Location	Year Built	Date Acquired	Available Rooms	March 31, 2022	March 31, 2022	March 31, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	16,470	88.0%	$124.16	$141.32

As of March 31, 2022, we also held an unconsolidated 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”) in Brooklyn, New York, which is expected to open during the fourth quarter of 2022.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2021.

Results of Operations

We currently have one operating segment. As of March 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

Comparison of the three months ended March 31, 2022 vs. March 31, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2022 and 2021 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning in late 2020 and continuing through the first quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 58% to 68% for the first quarter of 2021 and 2022, respectively, RevPAR from $45.68 to $71.33 for the first quarter of 2021 and 2022, respectively, and the ADR from $79.10 to $105.61 for the first quarter of 2021 and 2022, respectively

Revenues

Revenues increased by $2.0 million to $5.7 million during the three months ended March 31, 2022 compared to $3.7 million for the same period in 2021. This increase reflects the higher occupancy, RevPAR and ADR during the 2022 period.

Property operating expenses

Property operating expenses increased by $1.1 million to $3.8 million during the three months ended March 31, 2022 compared to $2.7 million for the same period in 2021. This increase reflects the higher occupancy during the 2022 period.

Real estate taxes

Real estate taxes were relatively unchanged at $0.4 million during both the three months ended March 31, 2022 and 2021.

General and administrative expense

General and administrative expenses decreased slightly by $0.1 million to $0.7 million during the three months ended March 31, 2022 compared to $0.6 million for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $1.3 million during both the three months ended March 31, 2022 and 2021.

Interest expense

Interest expense was relatively unchanged at $0.7 million during both the three months ended March 31, 2022 and 2021. Interest expense is attributable to financings associated with our hotels.

Gain on forgiveness of debt

During the three months ended March 31, 2022 notice was received from the SBA that $0.2 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended March 31, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.2 million during both of the three months ended March 31, 2022 and 2021. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

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

We currently believe that these cash resources along with our available cash on hand of $16.4 million and marketable securities of $1.8 million, all as of March 31, 2022, as well as our intention to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs or our lender does not agree to the first extension option under the Revolving Credit Facility, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

As of March 31, 2022, we have $61.3 million of outstanding mortgage debt and $1.6 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2022, our total borrowings were $63.0 million which represented 59% of our net assets.

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

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor, including payments related to asset acquisition fees, asset management fees and the reimbursement of acquisition-related expenses to our Advisor. We also reimburse our advisor for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP III LLC, an affiliate of the Advisor.

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

	For the Three Months Ended March 31.
	2022	2021
Asset management fees (general and administrative costs)	$302	$301

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by/(used in) operating activities	$224	$(536)
Net cash (used in)/provided by investing activities	(166)	1,457
Net cash used in financing activities	(251)	(2,118)
Net change in cash, cash equivalents and restricted cash	(193)	(1,197)
Cash, cash equivalents and restricted cash, beginning of year	16,639	29,971
Cash, cash equivalents and restricted cash, end of the period	$16,446	$28,774

Operating activities

The net cash provided by operating activities of $0.2 million during the three months ended March 31, 2022 consisted of our net loss of $1.0 million, gain on debt extinguishment of $0.2 million and net changes in operating assets and liabilities of $0.1 million adjusted for depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $1.6 million

Investing activities

The net cash used in investing activities of $0.2 million during the three months ended March 31, 2022 consisted primarily of our investments in the Williamsburg Moxy Hotel Joint Venture.

Financing activities

The cash used in financing activities of $0.3 million during the three months ended March 31, 2022 consisted of redemptions and cancellations of common shares.

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

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2022.

Contractual Mortgage Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$34,573	$-	$656	$684	$25,410	$-	$61,323
Interest payments(1)	1,341	756	971	995	1,923	-	5,986
Total Contractual Mortgage Obligations	$35,914	$756	$1,627	$1,679	$27,333	$-	$67,309

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of March 31, 2022 was used.

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

As of March 31, 2022, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2022. We currently intend to seek to extend the Revolving Credit Facility to July 13, 2023 pursuant to the lender’s first extension, however, there can be no assurances that we will be successful in such endeavors.

PPP Loans

During the first quarter of 2021, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.9 million through PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.

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

During the three months ended March 31, 2022, we received notice from the SBA that $0.2 million of PPP Loans and related accrued interest had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt for that amount on its consolidated statements of operations during three months ended March 31, 2022.

Previously, during the year ended December 31, 2021, the Company received notices from the SBA that PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19 had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt of $1.5 million in its consolidated statements of operations during the year ended December 31, 2021.

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

Subsequent to our initial acquisition, we made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through March 31, 2022 (of which $0.1 million was made during the three months ended March 31, 2022).

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in Brooklyn, New York, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022. For the three months ended March 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred general and administrative costs of $62, of which the Company’s share was $15. The Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) scheduled to mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% with the accrued and unpaid interest added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. As of March 31, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $29.5 million (including $0.3 million of interest capitalized to principal) and $18.6 million (including $0.1 million of interest capitalized to principal), respectively. As of March 31, 2022, the remaining availability under the facility was up to $47.8 million.

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

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(992)	$(2,100)
FFO adjustments:
Depreciation and amortization of real estate assets	1,268	1,275
Adjustments to equity earnings from unconsolidated affiliated real estate entities	310	317
FFO	586	(508)
MFFO adjustments:
Loss on sale of marketable securities (1)	-	23
Unrealized loss on marketable equity securities (2)	22	-
Gain on forgiveness of debt (2)	(232)	-
MFFO	376	(485)
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$376	$(485)

Net loss	$(992)	$(2,100)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(992)	$(2,100)
Net loss per common share, basic and diluted	$(0.08)	$(0.16)

FFO	$586	$(508)
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$586	$(508)
FFO per common share, basic and diluted	$0.04	$(0.04)

MFFO - IPA recommended format	$376	$(485)
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$376	$(485)

Weighted average number of common shares outstanding, basic and diluted	13,130	13,230

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to the Company’s common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2022
FFO attributable to Company’s common shares	$15,833
Distributions declared and paid	$25,876

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been issued or adopted during 2022, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: May 13, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)