Form 10-Q
period 2022-06-30
Lightstone Value Plus REIT III, Inc.
filed 2022-08-11
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 5, 2022, there were approximately 12.9 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Land and improvements	$21,667	$21,662
Building and improvements	91,943	91,919
Furniture and fixtures	16,343	16,291
Construction in progress	77	115

Gross investment property	130,030	129,987
Less accumulated depreciation	(30,087)	(27,638)
Net investment property	99,943	102,349

Investments in unconsolidated affiliated real estate entities	22,514	23,545
Cash and cash equivalents	17,864	16,639
Marketable securities, available for sale	1,685	1,810
Accounts receivable and other assets	3,511	1,554
Total Assets	$145,517	$145,897

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$4,068	$2,942
Mortgages payable, net	60,811	60,691
Notes payable	751	1,869
Due to related parties	302	301
Total liabilities	65,932	65,803

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.0 million and 13.1 million shares issued and outstanding, respectively.	130	131
Additional paid-in-capital	111,839	112,581
Accumulated other comprehensive loss	(183)	(107)
Accumulated deficit	(44,293)	(44,603)
Total Company stockholders’ equity	67,493	68,002

Noncontrolling interests	12,092	12,092

Total Stockholders’ Equity	79,585	80,094

Total Liabilities and Stockholders’ Equity	$145,517	$145,897

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$7,986	$5,359	$13,731	$9,069

Expenses:
Property operating expenses	4,756	3,225	8,528	5,890
Real estate taxes	357	374	707	743
General and administrative costs	592	557	1,278	1,191
Depreciation and amortization	1,214	1,277	2,482	2,552
Total operating expenses	6,919	5,433	12,995	10,376

Operating income/(loss)	1,067	(74)	736	(1,307)

Interest expense	(709)	(708)	(1,370)	(1,378)
Earnings from investments in unconsolidated affiliated real estate entities	75	(168)	(99)	(415)
Gain on forgiveness of debt	899	452	1,131	452
Other (loss)/income, net	(30)	23	(88)	73

Net income/(loss)	1,302	(475)	310	(2,575)

Less: net loss/(income) attributable to noncontrolling interests	-	-	-	-

Net income/(loss) applicable to Company’s common shares	$1,302	$(475)	$310	$(2,575)

Net income/(loss) per Company’s common shares, basic and diluted	$0.10	$(0.04)	$0.02	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	13,084	13,230	13,107	13,230

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$1,302	$(475)	$310	$(2,575)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(44)	20	(76)	105
Reclassification adjustment for loss included in net loss	-	-	-	22

Other comprehensive (loss)/income	(44)	20	(76)	127

Comprehensive income/(loss)	1,258	(455)	234	(2,448)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	-	-	-	-

Comprehensive income/(loss) attributable to the Company’s common shares	$1,258	$(455)	$234	$(2,448)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, March 31, 2021	13,230	$132	$113,205	$(114)	$(43,970)	$12,092	$81,345

Net loss	-	-	-	-	(475)	-	(475)
Other comprehensive income	-	-	-	20	-	-	20

BALANCE, June 30, 2021	13,230	$132	$113,205	$(94)	$(44,445)	$12,092	$80,890

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2020	13,230	$132	$113,205	$(221)	$(41,870)	$12,092	$83,338

Net loss	-	-	-	-	(2,575)	-	(2,575)
Other comprehensive income	-	-	-	127	-	-	127

BALANCE, June 30, 2021	13,230	$132	$113,205	$(94)	$(44,445)	$12,092	$80,890

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, March 31, 2022	13,121	$131	$112,330	$(139)	$(45,595)	$12,092	$78,819

Net income	-	-	-	-	1,302	-	1,302
Other comprehensive loss	-	-	-	(44)	-	-	(44)
Redemption and cancellation of shares	(52)	(1)	(491)	-	-	-	(492)

BALANCE, June 30, 2022	13,069	$130	$111,839	$(183)	$(44,293)	$12,092	$79,585

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2021	13,152	$131	$112,581	$(107)	$(44,603)	$12,092	$80,094

Net income	-	-	-	-	310	-	310
Other comprehensive loss	-	-	-	(76)	-	-	(76)
Redemption and cancellation of shares	(83)	(1)	(742)	-	-	-	(743)

BALANCE, June 30, 2022	13,069	$130	$111,839	$(183)	$(44,293)	$12,092	$79,585

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$310	$(2,575)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Loss from investments in unconsolidated affiliated real estate entities	99	415
Depreciation and amortization	2,482	2,552
Amortization of deferred financing costs	119	63
Gain on forgiveness of debt	(1,131)	(452)
Other non-cash adjustments	132	28
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,982)	(864)
Increase in accounts payable and other accrued expenses	1,141	657
Increase in due to related parties	1	-
Net cash provided by/(used in) operating activities	1,171	(176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(134)	(80)
Purchase of marketable securities	(1)	-
Proceeds from sale of marketable securities	-	1,500
Distributions from unconsolidated affiliated real estate entity	1,225	500
Investments in unconsolidated affiliated real estate entity	(293)	(1,349)
Net cash provided by investing activities	797	571

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	-	(4,097)
Proceeds received from notes payable	-	1,869
Payment of loan fees and expenses	-	(16)
Redemption and cancellation of common shares	(743)	-
Net cash used in financing activities	(743)	(2,244)

Net change in cash, cash equivalents and restricted cash	1,225	(1,849)
Cash, cash equivalents and restricted cash, beginning of year	16,639	29,971
Cash, cash equivalents and restricted cash, end of period	$17,864	$28,122

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,209	$1,287
Holding loss/gain on marketable securities, available for sale	$76	$127

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$17,864	$25,291
Restricted cash	-	2,831
Total cash, cash equivalents and restricted cash	$17,864	$28,122

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

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of June 30, 2022, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through June 30, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

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

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2022	2021	2022	2021
Room	$7,791	$5,216	$13,389	$8,800
Food, beverage and other	195	143	342	269
Total revenues	$7,986	$5,359	$13,731	$9,069

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2022, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the ongoing development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the second quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened considerably, the Company currently expects it is likely to experience a negative impact for the foreseeable future. The Company cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for its hotels.

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

On July 13, 2022, the lender under the Revolving Credit Facility exercised the first of two one-year extension options and therefore, the Revolving Credit Facility is now scheduled to mature on July 13, 2023.

The Company believes that these actions, along with its available cash on hand and marketable securities, as well as its intention to seek to further extend the Revolving Credit Facility to July 13, 2024 pursuant to the lender’s second extension option, as discussed in Note 5, will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

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
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2022	December 31, 2021
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$9,963	$11,180
Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	12,551	12,365
Total investments in unconsolidated affiliated real estate entities			$22,514	$23,545

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

As of June 30, 2022, the Hilton Garden Inn Joint Venture is in compliance with respect to all of its financial debt covenants.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $3.2 million (of which $1.2 million was received in 2022).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Revenues	$2,910	$1,764	$5,078	$3,183

Property operating expenses	1,518	1,037	2,946	1,909
General and administrative costs	6	8	16	18
Depreciation and amortization	606	621	1,226	1,256
Operating income	780	98	890	-
Interest expense	(448)	(434)	(875)	(831)
Net income/(loss)	$332	$(336)	$15	$(831)
Company’s share of net income/(loss) (50.00%)	$166	$(168)	$8	$(416)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
(amounts in thousands)	June 30, 2022	December 31, 2021
Investment property, net	$51,272	$52,415
Cash	1,461	2,841
Other assets	1,301	1,204
Total assets	$54,034	$56,460

Mortgage payable, net	$33,007	$33,115
Other liabilities	1,702	1,585
Members’ capital	19,325	21,760
Total liabilities and members’ capital	$54,034	$56,460

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

Subsequent to its initial acquisition, the Company made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through June 30, 2022 (of which $0.3 million was made during the six months ended June 30, 2022).

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood of Brooklyn in New York City, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

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

In preparation for the opening of the Williamsburg Moxy Hotel, which is expected to occur during the fourth quarter of 2022, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.4 million during both the three and six months ended June 30, 2022. No pre-opening costs were incurred in the 2021 periods. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with the first 7.50% drawn under the facility and the excess added to the outstanding loan balance due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. As of June 30, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $40.9 million (including $0.5 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.8 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the condensed balance sheets and is classified as loans payable, net. As of June 30, 2022, the remaining availability under the facility was up to $36.6 million.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Williamsburg Moxy Hotel Joint Venture Financial Information

The Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021. The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Pre-opening costs	$357	$419
General and administrative costs	7	7
Net loss	$(364)	$(426)
Company’s share of net loss (25%)	$(91)	$(107)

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
(amounts in thousands)	June 30, 2022	December 31, 2021
Construction in progress	$94,968	$73,000
Cash	554	101
Other assets	865	423
Total assets	$96,387	$73,524

Loans payable, net	$38,079	$14,844
Other liabilities	8,703	9,822
Members’ capital	49,605	48,858
Total liabilities and members’ capital	$96,387	$73,524

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(55)	$906
Mutual Funds	220	-	(4)	216
	1,181	-	(59)	1,122
Debt securities:
Corporate Bonds	746	-	(183)	563
Total	$1,927	$-	$(242)	$1,685

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(8)	$953
Mutual Funds	219	-	(1)	218
	1,180	-	(9)	1,171
Debt securities:
Corporate Bonds	746	-	(107)	639
Total	$1,926	$-	$(116)	$1,810

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the six months ended June 30, 2022 and 2021, the Company did not recognize any impairment charges on its investments in debt securities. As of June 30, 2022, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

As of June 30, 2022, the Company’s mutual funds were classified as Level 1 assets and the Company’s equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the six months ended June 30, 2022.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2022
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	563
Total	$563

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate as of June 30, 2022	Maturity Date	Amount Due at Maturity	As of June 30, 2022	As of December 31, 2021
Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	4.04%	July 2023	$34,573	$34,573	$34,573

Home2 Suites Tukwila Loan	LIBOR + 3.50% (floor of 3.75%)	4.02%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	LIBOR + 3.50% (floor of 3.75%)	4.02%	December 2026	9,757	10,540	10,540

Total mortgages payable		4.03%		$59,336	61,323	61,323

Less: Deferred financing costs					(512)	(632)

Total mortgage payable, net					$60,811	$60,691

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

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR + 3.15%, subject to a 4.00% floor. However, on July 13, 2022, the lender exercised the first of two one-year extension options and therefore, the Revolving Credit Facility is now scheduled to mature on July 13, 2023. In connection with the extension of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR + 3.15%, subject to a 4.00% floor. The remaining one-year extension option is at the sole discretion of the lender.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

On June 2, 2020, the Company’s Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022 (which was paid in connection with the extension of the Revolving Credit Facility as discussed above); (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns of $0.3 million, which were made in June 2020 and September 2020.

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to make another principal paydown of $3.8 million, (ii) the Company to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion (including the first extension option which was exercised on July 13, 2022); and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of both June 30, 2022 and December 31, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2022. The Company currently intends to seek to further extend the Revolving Credit Facility to July 13, 2024 pursuant to the lender’s second extension option, however, there can be no assurances that it will be successful in such endeavors.

Principal Maturities

The following table sets forth the aggregate estimated contractual principal maturities of the Company’s mortgages payable, including balloon payments due at maturity, as of June 30, 2022, except for the maturity of the Revolving Credit Facility which was subsequently extended to July 13, 2023:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$-	$34,573	$656	$684	$25,410	$-	$61,323

Less: Deferred financing costs							(512)

Total principal maturities, net							$60,811

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

During the first quarter of 2021, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.9 million through PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the Small Business Administration (“SBA”).

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

The PPP Loans are classified as Notes Payable in the consolidated balance sheets.

During the year ended December 31, 2021, the Company received notices from the SBA that all of the PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19 had been legally forgiven, and as a result, the remaining PPP Loans had an outstanding balance of $1.9 million as of December 31, 2021. During both the three and six months ended June 30, 2021, the Company recognized a gain on forgiveness of debt of $0.5 million on its consolidated statements of operations representing the PPP Loans and related accrued interest legally forgiven in the periods. During the three and six months ended June 30, 2022, the Company received notices from the SBA that $0.9 million and $1.1 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, recognized a gain on forgiveness of debt for these amounts on its consolidated statements of operations during those periods, respectively. As a result, the PPP Loans had a remaining outstanding balance of $0.8 million as of June 30, 2022.

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

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

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

For the six months ended June 30, 2022 the Company repurchased 83,226 shares of common stock, pursuant to its SRP at an average price per share of $8.93 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$301	$301	$603	$602

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, financing and development risks, construction delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, our failure to make additional investments in real estate properties, restrictions in current financing arrangements, insurance, taxes and other property expenses, our failure to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in our other reports filed with the SEC.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

We have and will continue to seek to acquire a diverse portfolio of real estate assets and real estate-related investments, including hotels, other commercial and/or residential properties, primarily located in the United States. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate. Although we expect that most of our investments will be of these types, we may make other investments. In fact, we may invest in whatever types of real estate-related investments that we believe are in our best interests. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

We currently have one operating segment. As of June 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through June 30, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

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

As of June 30, 2022 and December 31, 2021, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation and recession.

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the ongoing development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the second quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened considerably, we currently expect we are likely to experience a negative impact for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for our hotels.

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

On July 13, 2022, the lender under the Revolving Credit Facility exercised the first of two one-year extension options and therefore, the Revolving Credit Facility is now scheduled to mature on July 13, 2023.

We believe that these actions, along with our available cash on hand and marketable securities, as well as our intention to seek to further extend the Revolving Credit Facility to July 13, 2024 pursuant to the lender’s second extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these consolidated financial statements.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2022	RevPAR for the Six Months Ended June 30, 2022	ADR For the Six Months Ended June 30, 2022
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,720	61%	$69.14	$112.61

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	26,426	58%	$60.41	$103.88

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,566	65%	$73.95	$114.65

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	16,652	66%	$83.92	$128.17

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,625	72%	$81.44	$112.80

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,159	92%	$134.05	$145.77

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	15,204	87%	$80.28	$92.51

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	14,480	84%	$90.19	$107.47

			Total	157,832	73%	$84.83	$116.97

Unconsolidated Affiliated Real Estate Entity:

Hospitality	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2022	RevPAR for the Six Months Ended June 30, 2022	ADR For the Six Months Ended June 30, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	33,123	91%	$146.72	$161.82

As of June 30, 2022, we held an unconsolidated 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”) in the Williamsburg neighborhood of Brooklyn in New York City, which is expected to open during the fourth quarter of 2022.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2021.

Results of Operations

We currently have one operating segment. As of June 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

Comparison of the three months ended June 30, 2022 vs. June 30, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2022 and 2021 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the second quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 70% to 77% for the second quarter of 2021 and 2022, respectively, RevPAR from $65.72 to $98.18 for the second quarter of 2021 and 2022, respectively, and the ADR from $93.46 to $126.76 for the second quarter of 2021 and 2022, respectively.

Revenues

Revenues increased by $2.6 million to $8.0 million during the three months ended June 30, 2022 compared to $5.4 million for the same period in 2021. This increase reflects the higher occupancy, RevPAR and ADR during the 2022 period.

Property operating expenses

Property operating expenses increased by $1.6 million to $4.8 million during the three months ended June 30, 2022 compared to $3.2 million for the same period in 2021. This increase reflects the higher occupancy during the 2022 period.

Real estate taxes

Real estate taxes were unchanged at $0.4 million during both the three months ended June 30, 2022 and 2021.

General and administrative costs

General and administrative costs were unchanged at $0.6 million during both the three months ended June 30, 2022 and 2021.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $1.2 million during the three months ended June 30, 2022 compared to $1.3 million for the same period in 2021.

Interest expense

Interest expense was relatively unchanged at $0.7 million during both the three months ended June 30, 2022 and 2021. Interest expense is attributable to financings associated with our hotels.

Gain on forgiveness of debt

During the three months ended June 30, 2022 and 2021 notice was received from the Small Business Administration (“SBA”)that $0.9 million and $0.5 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.1 million during the three months ended June 30, 2022 compared to a loss of $0.2 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

Comparison of the six months ended June 30, 2022 vs. June 30, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2022 and 2021 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the second quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 64% to 73% for the six months ended June 30, 2021 and 2022, respectively, RevPAR from $55.76 to $84.83 for the six months ended June 30, 2021 and 2022, respectively, and the ADR from $87.03 to $116.97 for the six months ended June 30, 2021 and 2022, respectively.

Revenues

Revenues increased by $4.6 million to $13.7 million during the six months ended June 30, 2022 compared to $9.1 million for the same period in 2021. This increase reflects the higher occupancy, RevPAR and ADR during the 2022 period.

Property operating expenses

Property operating expenses increased by $2.6 million to $8.5 million during the six months ended June 30, 2022 compared to $5.9 million for the same period in 2021. This increase reflects the higher occupancy during the 2022 period.

Real estate taxes

Real estate taxes were relatively unchanged at $0.7 million during both the six months ended June 30, 2022 and 2021.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $1.3 million during the six months ended June 30, 2022 compared to $1.2 million for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $2.5 million during the six months ended June 30, 2022 compared to $2.6 million for the same period in 2021.

Interest expense

Interest expense was relatively unchanged at $1.4 million during both the six months ended June 30, 2022 and 2021. Interest expense is attributable to financings associated with our hotels.

Gain on forgiveness of debt

During the six months ended June 30, 2022 and 2021 notice was received from the SBA that $1.1 million and $0.5 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our losses from investments in unconsolidated affiliated real estate entities were $0.1 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

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

We currently believe that these cash resources along with our available cash on hand of $17.9 million and marketable securities of $1.7 million, all as of June 30, 2022, as well as our intention to seek to further extend the Revolving Credit Facility to July 13, 2024 pursuant to the lender’s second extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs or our lender does not agree to the second extension option under the Revolving Credit Facility, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

As of June 30, 2022, we have $61.3 million of outstanding mortgage debt and $0.8 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2022, our total borrowings were $62.1 million which represented 57% of our net assets.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$301	$301	$603	$602

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by/(used in) operating activities	$1,171	$(176)
Net cash provided by investing activities	797	571
Net cash used in financing activities	(743)	(2,244)
Net change in cash, cash equivalents and restricted cash	1,225	(1,849)
Cash, cash equivalents and restricted cash, beginning of year	16,639	29,971
Cash, cash equivalents and restricted cash, end of the period	$17,864	$28,122

Operating activities

The net cash provided by operating activities of $1.2 million during the six months ended June 30, 2022 consisted of our net income of $0.3 million and depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $2.8 million offset by gain on forgiveness of debt of $1.1 million and net changes in operating assets and liabilities of $0.8 million.

Investing activities

The net cash provided by investing activities of $0.8 million during the six months ended June 30, 2022 consisted of distributions from our investment in the Hilton Garden Inn Joint Venture of $1.2 million partially offset by additional investments in the Williamsburg Moxy Hotel Joint Venture of $0.3 million and capital expenditures of $0.1 million.

Financing activities

The cash used in financing activities of $0.7 million during the six months ended June 30, 2022 consisted of redemptions and cancellations of common shares.

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

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2022. The estimated contractual obligations take into consideration the lender’s exercise of the first of two-one year extension options with respect to our Revolving Credit Facility on July 13, 2022 (see “Revolving Credit Facility”).

Contractual Mortgage Obligations	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$-	$34,573	$656	$684	$25,410	$-	$61,323
Interest payments(1)	1,573	1,426	971	995	1,923	-	6,888
Total Contractual Mortgage Obligations\	$1,573	$35,999	$1,627	$1,679	$27,333	$-	$68,211

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on one-month LIBOR rate, except for the Revolving Credit Facility which is based on the one-month AMERIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR and one-month AMERIBOR rates as of June 30, 2022 were used.

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

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR + 3.15%, subject to a 4.00% floor. However, on July 13, 2022 the lender exercised the first of two one-year extension options and therefore, the Revolving Credit Facility is now scheduled to mature on July 13, 2023. In connection with the extension of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR + 3.15%, subject to a 4.00% floor. The remaining one-year extension option is at the sole discretion of the lender.

On June 2, 2020, our Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022 (which was paid in connection with the extension of the Revolving Credit facility as discussed above); (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, of $0.3 million, which were made in June 2020 and September 2020.

Subsequently, on March 31, 2021, our Revolving Credit Facility was further amended providing for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options at the lender’s sole discretion (including the first extension option which was exercised on July 13, 2022); and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

We are currently in compliance with respect to all of our financial debt covenants.

As of June 30, 2022, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2022. We currently intend to seek to further extend the Revolving Credit Facility to July 13, 2024 pursuant to the lender’s second extension, however, there can be no assurances that we will be successful in such endeavors.

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

The PPP Loans are classified as Notes Payable on the consolidated balance sheets.

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19 had been legally forgiven and as a result, the remaining PPP Loans had an outstanding balance of $1.9 million as of December 31, 2021. During both the three and six months ended June 30, 2021, we recognized a gain on forgiveness of debt of $0.5 million on our consolidated statements of operations.

During the three and six months ended June 30, 2022, we received notice from the SBA that $0.9 million and $1.1 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts on our consolidated statements of operations during those periods, respectively. As a result, the PPP Loans had a remaining outstanding balance of $0.8 million as of June 30, 2022.

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

As of June 30, 2022, the Hilton Garden Inn Joint Venture is currently in compliance with respect to all of its financial debt covenants.

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $3.2 million (of which $1.2 million was received in 2022).

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

Subsequent to our initial acquisition, we made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through June 30, 2022 (of which $0.3 million was made during the six months ended June 30, 2022).

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood of Brooklyn in New York City, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

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

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with the first 7.50% drawn under the facility and the excess added to the outstanding loan balance and due at maturity. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. As of June 30, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $40.9 million (including $0.5 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.8 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the consolidated balance sheets and is classified as mortgage payable, net. As of June 30, 2022, the remaining availability under the facility was up to $36.6 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$1,302	$(475)	$310	$(2,575)
FFO adjustments:
Depreciation and amortization of real estate assets	1,214	1,277	2,482	2,552
Adjustments to equity earnings from unconsolidated affiliated real estate entities	303	310	613	628
FFO	2,819	1,112	3,405	605
MFFO adjustments:
Acquisition and other transaction related costs expensed	-	-	-	-
Gain on forgiveness of debt(1)	(899)	(452)	(1,131)	(452)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	-	-	-	23
Unrealized loss on sale of marketable equity securities(2)	29	-	50	-
MFFO	1,949	660	2,324	176
Straight-line rent(3)	-	-	-	-
MFFO - IPA recommended format	$1,949	$660	$2,324	$176

Net income/(loss)	$1,302	$(475)	$310	$(2,575)
Less: net loss/(income) attributable to noncontrolling interests	-	-	-	-
Net income/(loss) applicable to Company’s common shares	$1,302	$(475)	$310	$(2,575)
Net income/(loss) per common share, basic and diluted	$0.10	$(0.04)	$0.02	$(0.19)

FFO	$2,819	$1,112	$3,405	$605
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company’s common shares	$2,819	$1,112	$3,405	$605
FFO per common share, basic and diluted	$0.22	$0.08	$0.26	$0.05

MFFO - IPA recommended format	$1,949	$660	$2,324	$176
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company’s common shares	$1,949	$660	$2,324	$176

Weighted average number of common shares outstanding, basic and diluted	13,084	13,230	13,107	13,230

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to our common shares:

For the period October 5, 2012 (date of inception) through
June 30, 2022
FFO attributable to Company’s common shares	$18,652
Distributions declared and paid	$25,876

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 11, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: August 11, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)