Form 10-Q
period 2022-09-30
Lightstone Value Plus REIT III, Inc.
filed 2022-11-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐   No ☑

As of November 7, 2022, there were approximately 13.0 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Land and improvements	$21,678	$21,662
Building and improvements	91,978	91,919
Furniture and fixtures	16,423	16,291
Construction in progress	79	115
Gross investment property	130,158	129,987
Less accumulated depreciation	(31,262)	(27,638)
Net investment property	98,896	102,349

Investments in unconsolidated affiliated real estate entities	22,386	23,545
Cash and cash equivalents	19,495	16,639
Marketable securities, available for sale	1,639	1,810
Accounts receivable and other assets	2,577	1,554
Total Assets	$144,993	$145,897

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$3,158	$2,942
Mortgages payable, net	60,777	60,691
Notes payable	-	1,869
Due to related parties	302	301
Total liabilities	64,237	65,803

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.0 million and 13.1 million shares issued and outstanding, respectively.	130	131
Additional paid-in-capital	111,724	112,581
Accumulated other comprehensive loss	(236)	(107)
Accumulated deficit	(42,954)	(44,603)
Total Company stockholders’ equity	68,664	68,002
Noncontrolling interests	12,092	12,092

Total Stockholders’ Equity	80,756	80,094

Total Liabilities and Stockholders’ Equity	$144,993	$145,897

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$8,218	$6,807	$21,949	$15,876

Expenses:
Property operating expenses	5,063	4,103	13,591	9,994
Real estate taxes	221	341	928	1,084
General and administrative costs	593	560	1,871	1,751
Depreciation and amortization	1,191	1,282	3,673	3,834
Total operating expenses	7,068	6,286	20,063	16,663

Operating income/(loss)	1,150	521	1,886	(787)

Interest expense	(930)	(714)	(2,300)	(2,092)
Earnings from investments in unconsolidated affiliated real estate entities	283	125	184	(290)
Gain on forgiveness of debt	762	455	1,893	906
Other income/(loss), net	74	31	(14)	106

Net income/(loss)	1,339	418	1,649	(2,157)

Less: net loss/(income) attributable to noncontrolling interests	-	-	-	-

Net income/(loss) applicable to Company’s common shares	$1,339	$418	$1,649	$(2,157)

Net income/(loss) per Company’s common shares, basic and diluted	$0.10	$0.03	$0.13	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	13,060	13,229	13,091	13,230

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$1,339	$418	$1,649	$(2,157)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(53)	(23)	(129)	81
Reclassification adjustment for loss included in net loss	-	-	-	23

Other comprehensive (loss)/income	(53)	(23)	(129)	104

Comprehensive income/(loss)	1,286	395	1,520	(2,053)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	-	-	-	-

Comprehensive income/(loss) attributable to the Company’s common shares	$1,286	$395	$1,520	$(2,053)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, June 30, 2021	13,230	$132	$113,205	$(94)	$(44,445)	$12,092	$80,890

Net income	-	-	-	-	418	-	418
Other comprehensive loss	-	-	-	(23)	-	-	(23)
Redemption and cancellation of common shares	(1)	-	(8)	-	-	-	(8)

BALANCE, September 30, 2021	13,229	$132	$113,197	$(117)	$(44,027)	$12,092	$81,277

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2020	13,230	$132	$113,205	$(221)	$(41,870)	$12,092	$83,338

Net loss	-	-	-	-	(2,157)	-	(2,157)
Other comprehensive income	-	-	-	104	-	-	104
Redemption and cancellation of common shares	(1)	-	(8)	-	-	-	(8)

BALANCE, September 30, 2021	13,229	$132	$113,197	$(117)	$(44,027)	$12,092	$81,277

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, June 30, 2022	13,069	$130	$111,839	$(183)	$(44,293)	$12,092	$79,585

Net income	-	-	-	-	1,339	-	1,339
Other comprehensive loss	-	-	-	(53)	-	-	(53)
Redemption and cancellation of shares	(12)	-	(115)	-	-	-	(115)

BALANCE, September 30, 2022	13,057	$130	$111,724	$(236)	$(42,954)	$12,092	$80,756

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2021	13,152	$131	$112,581	$(107)	$(44,603)	$12,092	$80,094

Net income	-	-	-	-	1,649	-	1,649
Other comprehensive loss	-	-	-	(129)	-	-	(129)
Redemption and cancellation of shares	(95)	(1)	(857)	-	-	-	(858)

BALANCE, September 30, 2022	13,057	$130	$111,724	$(236)	$(42,954)	$12,092	$80,756

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,649	$(2,157)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Earnings from investments in unconsolidated affiliated real estate entities	(184)	290
Depreciation and amortization	3,673	3,834
Amortization of deferred financing costs	183	103
Gain on forgiveness of debt	(1,893)	(906)
Other non-cash adjustments	142	39
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,081)	(610)
Increase in accounts payable and other accrued expenses	240	727
Increase in due to related parties	1	1
Net cash provided by operating activities	2,730	1,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(261)	(183)
Purchase of marketable securities	(2)	(1)
Proceeds from sale of marketable securities	-	1,500
Distributions from unconsolidated affiliated real estate entity	1,636	500
Investments in unconsolidated affiliated real estate entity	(293)	(12,227)
Net cash provided by/(used in) investing activities	1,080	(10,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	-	(4,223)
Proceeds received from notes payable	-	1,869
Payment of loan fees and expenses	(96)	(91)
Redemption and cancellation of common shares	(858)	(8)
Net cash used in financing activities	(954)	(2,453)

Net change in cash, cash equivalents and restricted cash	2,856	(11,543)
Cash, cash equivalents and restricted cash, beginning of year	16,639	29,971
Cash, cash equivalents and restricted cash, end of period	$19,495	$18,428

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,209	$959
Accrued finance fee - related party	$-	$144
Holding loss/gain on marketable securities, available for sale	$129	$104

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$19,495	$15,753
Restricted cash	-	2,675
Total cash, cash equivalents and restricted cash	$19,495	$18,428

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

The Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of September 30, 2022, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through September 30, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

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

Revenue

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2022	2021	2022	2021
Room	$7,985	$6,633	$21,374	$15,432
Food, beverage and other	233	174	575	444
Total revenues	$8,218	$6,807	$21,949	$15,876

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2022, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company accounts and transactions have been eliminated in consolidation.

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the third quarter of 2022); room demand and rental rates still remain below their pre-pandemic historical levels for some of the Company’s hotels. Accordingly, the COVID-19 pandemic has negatively impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened considerably, the Company may experience a negative impact for the foreseeable future. The Company cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for all of its hotels.

The Company also has a 25% membership interest in the Williamsburg Moxy Joint Venture, which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). To-date, the COVID-19 pandemic has not had any significant impact on development and construction of the Williamsburg Moxy Hotel, which is currently expected to open during the first quarter of 2023.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

On July 13, 2022, the maturity date of the Revolving Credit Facility was extended until July 13, 2023.

The Company believes that these actions, along with its available cash on hand and marketable securities, as well as its intention to seek to further extend the maturity date of the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the remaining one year extension option, as discussed in Note 5, will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2022	December 31, 2021
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$10,043	$11,180
Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	12,343	12,365
Total investments in unconsolidated affiliated real estate entities			$22,386	$23,545

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture previously entered into certain amendments with respect the Hilton Garden Inn Mortgage as discussed below.

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

As of September 30, 2022, the Hilton Garden Inn Joint Venture is in compliance with respect to all of its financial debt covenants.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through September 30, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $3.5 million (of which $1.5 million was received in 2022).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revenues	$3,130	$2,043	$8,208	$5,226

Property operating expenses	1,844	1,107	4,790	3,016
General and administrative costs	2	10	18	27
Depreciation and amortization	609	620	1,835	1,876
Operating income	675	306	1,565	307
Gain on forgiveness of debt	516	381	516	381
Interest expense	(466)	(437)	(1,341)	(1,268)
Net income/(loss)	$725	$250	$740	$(580)
Company’s share of net income/(loss) (50.00%)	$363	$125	$370	$(290)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
(amounts in thousands)	September 30, 2022	December 31, 2021
Investment property, net	$50,844	$52,415
Cash	1,370	2,841
Other assets	1,479	1,204
Total assets	$53,693	$56,460

Mortgage payable, net	$32,322	$33,115
Other liabilities	1,885	1,585
Members’ capital	19,486	21,760
Total liabilities and members’ capital	$53,693	$56,460

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

Subsequent to its initial acquisition, the Company has made additional net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through September 30, 2022 (of which $0.2 million was made during the nine months ended September 30, 2022).

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood of Brooklyn in New York City, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and the Company is not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. The Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and currently expected to open during the first quarter of 2023.

In preparation for the opening of the Williamsburg Moxy Hotel, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. No pre-opening costs were incurred in the 2021 periods. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

As of September 30, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $53.0 million (including $0.9 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.4 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the condensed balance sheets and is classified as loans payable, net. As of September 30, 2022, the remaining availability under the facility was up to $24.9 million and its interest rate was 11.76%.

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

Williamsburg Moxy Hotel Joint Venture Financial Information

The Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021. The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Pre-opening costs	$319	$738
General and administrative costs	1	8
Net loss	$(320)	$(746)
Company’s share of net loss (25%)	$(80)	$(187)

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
(amounts in thousands)	September 30, 2022	December 31, 2021
Construction in progress	$104,119	$73,000
Cash	1,294	101
Other assets	1,461	423
Total assets	$106,874	$73,524

Loans payable, net	$50,625	$14,844
Other liabilities	7,464	9,822
Members’ capital	48,785	48,858
Total liabilities and members’ capital	$106,874	$73,524

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(47)	$914
Mutual Funds	221	-	(6)	215
	1,182	-	(53)	1,129
Debt securities:
Corporate Bonds	746	-	(236)	510

Total	$1,928	$-	$(289)	$1,639

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(8)	$953
Mutual Funds	219	-	(1)	218
	1,180	-	(9)	1,171
Debt securities:
Corporate Bonds	746	-	(107)	639

Total	$1,926	$-	$(116)	$1,810

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment charges on its investments in debt securities. As of September 30, 2022, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

As of September 30, 2022, the Company’s mutual funds were classified as Level 1 assets and the Company’s equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the nine months ended September 30, 2022.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2022
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	510
Total	$510

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of September 30, 2022	Maturity Date	Amount Due at Maturity	As of September 30, 2022	As of December 31, 2021
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	4.48%	July 2023	$34,573	$34,573	$34,573

Home2 Suites Tukwila Loan	LIBOR + 3.50% (floor of 3.75%)	4.61%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	LIBOR + 3.50% (floor of 3.75%)	4.61%	December 2026	9,757	10,540	10,540

Total mortgages payable		4.54%		$59,336	61,323	61,323

Less: Deferred financing costs					(546)	(632)

Total mortgage payable, net					$60,777	$60,691

LIBOR as of September 30, 2022 and December 31, 2021 was 2.52% and 0.10%, respectively. AMERIBOR as of September 30, 2022 was 2.40%.

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

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR + 3.15%, subject to a 4.00% floor. However, on July 13, 2022, the maturity date of the Revolving Credit Facility was extended to July 13, 2023, subject to the conditions of the first one-year extension options, which included the lender’s approval. In connection with the extension of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR + 3.15%, subject to a 4.00% floor. The remaining one-year extension option is subject to certain conditions, including lender approval.

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to make another principal paydown of $3.8 million, (ii) the Company to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options, subject to certain conditions, including the lender’s approval (including the first extension option which was exercised on July 13, 2022); and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of both September 30, 2022 and December 31, 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2022. Although the Revolving Credit Facility is scheduled to mature on July 13, 2023, the Company currently intends to seek to further extend the maturity date of the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the one remaining one-year extension option, however, there can be no assurances that it will be successful in such endeavors.

Principal Maturities

The following table sets forth the aggregate estimated contractual principal maturities of the Company’s mortgages payable, including balloon payments due at maturity, as of September 30, 2022:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$-	$34,573	$656	$684	$25,410	$-	$61,323

Less: Deferred financing costs							(546)

Total principal maturities, net							$60,777

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

The PPP Loans each had a term of five years and provided for an interest rate of 1.00%. The payment of principal and interest on the PPP Loan was deferred until the day that the forgiven amount was remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contained customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower could apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness was determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. In the event all or any portion of a PPP Loan was forgiven, the amount forgiven was applied to outstanding principal and recorded as income. The PPP Loans are subject to audit by the SBA for up to six years after the date the loans were forgiven.

The PPP Loans were classified as Notes Payable in the consolidated balance sheets.

During the year ended December 31, 2021, the Company received notices from the SBA that all of the PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19 had been legally forgiven, and as a result, the remaining PPP Loans had an outstanding balance of $1.9 million as of December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized a gain on forgiveness of debt of $0.5 million and $0.9 million, respectively, on its consolidated statements of operations representing the PPP Loans and related accrued interest legally forgiven in the periods.

During the three and nine months ended September 30, 2022, the Company received notices from the SBA that $0.8 million and $1.9 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, recognized a gain on forgiveness of debt for these amounts on its consolidated statements of operations during those periods, respectively. As a result, all of the PPP Loans received have been legally forgiven and no amounts were owed as of September 30, 2022.

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

For the nine months ended September 30, 2022 the Company repurchased 95,309 shares of common stock, pursuant to its SRP at an average price per share of $9.00 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Finance fees (1)	$-	$144	$-	$144
Asset management fees (general and administrative costs)	302	301	905	904
Total	$302	$445	$905	$1,048

(1)	A finance fee of $144 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized in 2021 and is included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to related parties approximate their fair values because of the short maturity of these instruments.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

We currently have one operating segment. As of September 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through September 30, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

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

As of September 30, 2022 and December 31, 2021, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation, recession, supply disruptions and labor shortages.

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the third quarter of 2022); room demand and rental rates still remain below their pre-pandemic historical levels for some of our hotels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened considerably, we may experience a negative impact for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for all of our hotels.

We also have a 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Joint Venture”), which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”). To-date, the COVID-19 pandemic has not had any significant impact on development and construction of the Williamsburg Moxy Hotel, which is expected to open during the first quarter of 2023.

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

On July 13, 2022, the maturity of the Revolving Credit Facility was extended to July 13, 2023.

We believe that these actions, along with our available cash on hand and marketable securities, as well as our intention to seek to further extend the maturity date of the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the remaining one-year extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these consolidated financial statements.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

				Year to Date	Percentage Occupied for the Nine Months Ended	Rev PAR for the Nine Months Ended	ADR For the Nine Months Ended
	Location	Year Built	Date Acquired	Available Rooms	September 30, 2022	September 30, 2022	September 30, 2022
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	32,760	64%	$73.64	$115.36

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	39,858	60%	$63.08	$105.71

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	23,478	65%	$78.11	$119.73

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	25,116	72%	$98.81	$137.08

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	34,125	71%	$81.17	$114.94

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	37,947	93%	$149.13	$159.61

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	22,932	78%	$74.99	$95.91

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	21,840	83%	$90.77	$110.07

			Total	238,056	73%	$89.78	$123.11

Unconsolidated Affiliated Real Estate Entity:

				Year to Date	Percentage Occupied for the Nine Months Ended	Rev PAR for the Nine Months Ended	ADR For the Nine Months Ended
Hospitality	Location	Year Built	Date Acquired	Available Rooms	September 30, 2022	September 30, 2022	September 30, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	49,959	91%	$156.73	$171.58

As of September 30, 2022, we held an unconsolidated 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”) in the Williamsburg neighborhood of Brooklyn in New York City, which is currently expected to open during the first quarter of 2023.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2021.

Results of Operations

We currently have one operating segment. As of September 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

Comparison of the three months ended September 30, 2022 vs. September 30, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2022 and 2021 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the third quarter of 2022); room demand and rental rates remain below their pre-pandemic historical levels for some of our hotels. Overall, our hospitality portfolio experienced a slight decrease in the percentage of rooms occupied from 75% to 74% for the third quarter of 2021 and 2022, respectively, and increases in RevPAR from $82.68 to $99.53 for the third quarter of 2021 and 2022, respectively, and the ADR from $110.00 to $135.00 for the third quarter of 2021 and 2022, respectively.

Revenues

Revenues increased by $1.4 million to $8.2 million during the three months ended September 30, 2022 compared to $6.8 million for the same period in 2021. This increase reflects the higher RevPAR and ADR during the 2022 period partial offset by the slightly lower occupancy.

Property operating expenses

Property operating expenses increased by $1.0 million to $5.1 million during the three months ended September 30, 2022 compared to $4.1 million for the same period in 2021. This increase reflects higher labor costs, property management fees and franchise fees during the 2022 period.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.2 million during the three months ended September 30, 2022 compared to $0.3 million for the same period in 2021.

General and administrative costs

General and administrative costs were unchanged at $0.6 million during both the three months ended September 30, 2022 and 2021.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $1.2 million during the three months ended September 30, 2022 compared to $1.3 million for the same period in 2021.

Interest expense

Interest expense increased by $0.2 million to $0.9 million during the three months ended September 30, 2022 compared to $0.7 million for the same period in 2021. Interest expense is attributable to financings associated with our hotels and also reflect changes in LIBOR and AMERIBOR during these periods.

Gain on forgiveness of debt

During the three months ended September 30, 2022 and 2021 notice was received from the Small Business Administration (“SBA”) that $0.8 million and $0.5 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.3 million during the three months ended September 30, 2022 compared to $0.1 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

Comparison of the nine months ended September 30, 2022 vs. September 30, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2022 and 2021 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the third quarter of 2022); room demand and rental rates remain below their pre-pandemic historical levels for some of our hotels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 68% to 73% for the nine months ended September 30, 2021 and 2022, respectively, RevPAR from $64.83 to $89.78 for the nine months ended September 30, 2021 and 2022, respectively, and the ADR from $95.61 to $123.11 for the nine months ended September 30, 2021 and 2022, respectively.

Revenues

Revenues increased by $6.0 million to $21.9 million during the nine months ended September 30, 2022 compared to $15.9 million for the same period in 2021. This increase reflects the higher occupancy, RevPAR and ADR during the 2022 period.

Property operating expenses

Property operating expenses increased by $3.6 million to $13.6 million during the nine months ended September 30, 2022 compared to $10.0 million for the same period in 2021. This increase is attributable to higher occupancy but also reflects higher labor costs, property management and franchise fees during the 2022 period.

Real estate taxes

Real estate taxes decreased by $0.2 million to $0.9 million during the nine months ended September 30, 2022 compared to $1.1 million for the same period in 2021.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $1.9 million during the nine months ended September 30, 2022 compared to $1.8 million for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $3.7 million during the nine months ended September 30, 2022 compared to $3.8 million for the same period in 2021.

Interest expense

Interest expense increased by $0.2 million to $2.3 million during the nine months ended September 30, 2022 compared to $2.1 million for the same period in 2021. Interest expense is attributable to financings associated with our hotels and also reflects the changes in LIBOR and AMERIBOR during these periods.

Gain on forgiveness of debt

During the nine months ended September 30, 2022 and 2021 notice was received from the SBA that $1.9 million and $0.9 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.2 million during the nine months ended September 30, 2022 compared to a loss of $0.3 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

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

We currently believe that these cash resources along with our available cash on hand of $19.5 million and marketable securities of $1.6 million, all as of September 30, 2022, as well as our intention to seek to further extend the maturity date of the Revolving Credit Facility to July 13, 2024, subject to the conditions, including the lender’s approval, of the remaining one-year, as discussed in Note 5 of the Notes to Consolidated Financial Statements, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs or our lender does not approve the remaining one-year extension option under the Revolving Credit Facility, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we previously negotiated various changes to the terms of our Revolving Credit Facility, including modifications of financial covenants. See “Contractual Mortgage Obligations” for additional information.

As of September 30, 2022, we have $61.3 million of outstanding mortgage debt. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such, our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such, our aggregate borrowings may be less than 300% of net assets. As of September 30, 2022, our total borrowings were $61.3 million which represented 55% of our net assets.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Finance fees (1)	$-	$144	$-	$144
Asset management fees (general and administrative costs)	302	301	905	904
Total	$302	$445	$905	$1,048

(1)	A finance fee of $144 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized in 2021 and is included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$2,730	$1,321
Net cash provided by/(used in) investing activities	1,080	(10,411)
Net cash used in financing activities	(954)	(2,453)
Net change in cash, cash equivalents and restricted cash	2,856	(11,543)
Cash, cash equivalents and restricted cash, beginning of year	16,639	29,971
Cash, cash equivalents and restricted cash, end of the period	$19,495	$18,428

Operating activities

The net cash provided by operating activities of $2.7 million during the nine months ended September 30, 2022 consisted of our net income of $1.6 million plus depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $4.0 million partially offset by gain on forgiveness of debt of $1.9 million, gain from investments in unconsolidated affiliated real estate entities of $0.2 million and net changes in operating assets and liabilities of $0.8 million.

Investing activities

The net cash provided by investing activities of $1.1 million during the nine months ended September 30, 2022 consisted of distributions from our investment in the Hilton Garden Inn Joint Venture of $1.5 million partially offset by additional net investments in the Williamsburg Moxy Hotel Joint Venture of $0.2 million and capital expenditures of $0.3 million.

Financing activities

The cash used in financing activities of $1.0 million during the nine months ended September 30, 2022 consisted primarily of redemptions and cancellations of common shares.

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

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of September 30, 2022.

Contractual Mortgage Obligations	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$-	$34,573	$656	$684	$25,410	$-	$61,323
Interest payments(1)	651	1,615	1,610	1,703	3,189	-	8,768
Total Contractual Mortgage Obligations	$651	$36,188	$2,266	$2,387	$28,599	$-	$70,091

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on one-month LIBOR rate, except for the Revolving Credit Facility which is based on the one-month AMERIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR and one-month AMERIBOR rates as of September 30, 2022 were used.

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

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR + 3.15%, subject to a 4.00% floor. However, on July 13, 2022 the maturity date of the Revolving Credit Facility was extended to July 13, 2023, subject to the conditions of the first one-year extension options, which included the lender’s approval. In connection with the extension of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR + 3.15%, subject to a 4.00% floor. The remaining one-year extension option is subject to certain conditions, including lender approval.

On June 2, 2020, our Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022 (which was paid in connection with the extension of the Revolving Credit facility as discussed above) ; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, of $0.3 million, which were made in June 2020 and September 2020.

Subsequently, on March 31, 2021, our Revolving Credit Facility was further amended providing for (i) us to make another principal paydown of $3.8 million, (ii) us to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options, subject to certain conditions, including the lender’s approval (including the first extension option which was exercised on July 13, 2022); and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

We are currently in compliance with respect to all of our financial debt covenants.

As of September 30, 2022, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2022. Although the Revolving Credit Facility is scheduled to mature on July 13, 2023, we currently intend to seek to further extend the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the one remaining one-year extension option, however, there can be no assurances that we will be successful in such endeavors.

PPP Loans

During the first quarter of 2021, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.9 million through PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.

The PPP Loans were classified as Notes Payable on the consolidated balance sheets.

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $1.5 million and their related accrued interest aggregating $19 had been legally forgiven and as a result, the remaining PPP Loans had an outstanding balance of $1.9 million as of December 31, 2021. During the three and nine months ended September 30, 2021, we recognized a gain on forgiveness of debt of $0.5 million and $0.9 million, respectively, on our consolidated statements of operations representing the PPP Loans and related accrued interest legally forgiven in the periods.

During the three and nine months ended September 30, 2022, we received notices from the SBA that $0.8 million and $1.9 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, recognized a gain on forgiveness of debt for these amounts on our consolidated statements of operations during those periods, respectively. As a result, all of the PPP Loans received have been legally forgiven and no amounts were owed as of September 30, 2022.

Our PPP Loans remain subject to audit by the SBA for up to six years after the date the loans were forgiven.

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

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture previously entered into certain amendments with respect to its non-recourse mortgage loan (the Hilton Garden Inn Mortgage”) as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) of all financial covenants for quarter-end periods before June 30, 2021.

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

As of September 30, 2022, the Hilton Garden Inn Joint Venture is currently in compliance with respect to all of its financial debt covenants.

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through September 30, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $3.5 million (of which $1.5 million was received in 2022).

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

Subsequent to our initial acquisition, we made additional net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through September 30, 2022 (of which $0.2 million was made during the nine months ended September 30, 2022).

Bedford Avenue Holdings LLC previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood of Brooklyn in New York City, on which it is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”).

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement. The Williamsburg Moxy Hotel is currently under construction and expected to open during the first quarter of 2023.

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

As of September 30, 2022 and December 31, 2021, the outstanding principal balance of the Moxy Construction Loan was $53.0 million (including $0.9 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.4 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the condensed balance sheets and is classified as loans payable, net. As of September 30, 2022, the remaining availability under the facility was up to $24.9 million and its interest rate was 11.76%.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$1,339	$418	$1,649	$(2,157)
FFO adjustments:
Depreciation and amortization of real estate assets	1,191	1,282	3,673	3,834
Adjustments to equity earnings from unconsolidated affiliated real estate entities	305	310	917	938
FFO	2,835	2,010	6,239	2,615
MFFO adjustments:

Loss on sale of marketable securities	-	-	-	23
Gain on forgiveness of debt(1)	(762)	(455)	(1,893)	(906)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	(258)	(191)	(258)	(191)
Unrealized (gain)/loss on sale of marketable equity securities (2)	(7)	-	43	-
MFFO	1,808	1,364	4,131	1,541
Straight-line rent(3)	-	-	-	-
MFFO - IPA recommended format	$1,808	$1,364	$4,131	$1,541

Net income/(loss)	$1,339	$418	$1,649	$(2,157)
Less: net loss/(income) attributable to noncontrolling interests	-	-	-	-
Net income/(loss) applicable to Company’s common shares	$1,339	$418	$1,649	$(2,157)
Net income/(loss) per common share, basic and diluted	$0.10	$0.03	$0.13	$(0.16)

FFO	$2,835	$2,010	$6,239	$2,615
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company’s common shares	$2,835	$2,010	$6,239	$2,615
FFO per common share, basic and diluted	$0.22	$0.15	$0.48	$0.20

MFFO - IPA recommended format	$1,808	$1,364	$4,131	$1,541
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company’s common shares	$1,808	$1,364	$4,131	$1,541

Weighted average number of common shares outstanding, basic and diluted	13,060	13,229	13,091	13,230

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative FFO attributable to our common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2022
FFO attributable to Company’s common shares	$21,486
Distributions declared and paid	$25,876

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 14, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: November 14, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)