Form 10-K
period 2022-12-31
Lightstone Value Plus REIT III, Inc.
filed 2023-03-29
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2022

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

There is no established market for the Registrant’s common shares. As of June 30, 2022, the last business day of the most recently completed second quarter, there were 12.8 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 22, 2023, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.28 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2022. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2023, there were 12.8 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT III, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT III, Inc. (the “Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition opportunities and (vi) the continuing uncertainties regarding the COVID-19 pandemic, including its impact on our business and the economy generally. Accordingly, there is no assurance that our expectations will be realized.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited-service-hotels all located in the United States. However, our commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 210-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

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

We have no employees. Our Advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, and property management, as well as investor relations services.

We are dependent on the Advisor and its affiliates for services that are essential to us, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

On January 17, 2023, our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert the limited partner units into cash or, at our option, an equal number of our Common Shares.

Special Limited Partner

In connection with our Offering, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through December 31, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

Related Parties

Our Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

Primary Investment Objectives

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties.

Investment Strategy and Policies

We have and expect to continue to invest in commercial properties (including full-service or limited-service hotels and extended-stay hotels) and residential properties, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels are associated. We generally intend to hold each acquired property until its investment objectives are met or it is likely they will not be met.

Even though we have and expect to continue primarily to acquire hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Advisor, including other present and future REITs and real estate limited partnerships sponsored by affiliates of our Advisor.

Financing Strategy and Policies

There is no limitation on the amount we may invest or borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by the Board of Directors at least quarterly.

We do not currently intend to exceed the leverage limit in our charter. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic and other changes in economic conditions may adversely affect our results of operations and financial performance.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not associated.

We have or may compete in all of our markets with other owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our properties.

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

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of investments and reputation in the industry enables us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we believe we are well positioned within the hospitality industry and any industries in which we operate to potentially offer existing property owners the opportunity to contribute properties to us in tax-deferred transactions using our Operating Partnership units as transactional currency. As a result, we believe we may have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Regulations

Our investments are subject to various federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

As of December 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 210-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2022	Revenue per Available Room (“RevPAR”) for the Year Ended December 31, 2022	Average Daily Rate (“ADR”) For the Year Ended December 31, 2022
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,800	61.5%	$69.30	$112.62

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	53,290	58.1%	$61.94	$106.68

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	31,390	65.5%	$78.36	$119.62

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	33,580	69.5%	$94.19	$135.61

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	45,625	68.0%	$77.21	$113.50

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	50,735	92.0%	$142.89	$155.35

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	30,660	73.1%	$72.87	$99.62

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	29,200	79.2%	$87.66	$110.72

Total				318,280	70.7%	$86.48	$122.32

Unconsolidated Affiliated Real Estate Entity:

Hospitality	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2022	RevPAR for the Year Ended December 31, 2022	ADR For the Year Ended December 31, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	66,795	90.0%	$161.17	$179.14

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2023, we had 13.0 million shares of our common stock (“Common Shares”) outstanding, held by a total of 3,750 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On January 17, 2023, our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

NAV and NAV per Share

On March 22, 2023, our board of directors (the “Board of Directors”) determined and approved our estimated net asset value (“NAV”) of $134.1 million and resulting NAV per share of common stock (“NAV per Share”) of $10.28, both as of December 31, 2022. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling $12.1 million. In the calculation of our NAV, no allocation of value was made to the Special Limited Partner’s Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2022.

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

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. The Board of Directors will review each estimate of NAV and approve the resulting NAV per Share.

Our NAV per Share as of December 31, 2022 was calculated with the assistance of both our Advisor and Marshall & Stevens Incorporated (“M&S”), an independent third-party valuation engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to the Special Limited Partner’s Subordinated Participation Interests. Our Advisor recommended and the Board of Directors established the NAV per Share as of December 31, 2022 based upon the analyses and reports provided by our Advisor and M&S. The process for estimating the value of our assets, liabilities and allocations of value to the Special Limited Partner’s Subordinated Participation interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of M&S with respect to our NAV per Share as of December 31, 2022 was approved by the Board of Directors, including all of our independent directors. M&S has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate- related investments.

With respect to our NAV and resulting NAV per Share as of December 31, 2022, M&S prepared appraisal reports (the “M&S Appraisal Reports”) summarizing key inputs and assumptions on all ten of the properties (9 hospitality properties and one hotel development project and collectively, the “M&S Appraised Properties”) in which we held ownership interests as of December 31, 2022.

M&S also prepared a NAV report (the “December 2022 NAV Report”) which estimated the NAV per Share as of December 31, 2022. The December 2022 NAV Report relied upon (i) the M&S Appraisal Reports and (ii) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, available for sale, due to related parties, other assets, mortgages payable, other liabilities and any allocation of value to Special Limited Partner’s Subordinated Participation Interests, to calculate NAV per Share, all as of December 31, 2022.

The table below sets forth the calculation of our NAV and resulting NAV per Share as of December 31, 2022 as well as the comparable calculation as of December 31, 2021.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2022		As of December 31, 2021
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$175,462	$13.45	$169,012	$12.85
Non-Real Estate Assets:
Cash and cash equivalents	18,391		16,639
Marketable securities, available for sale	3,314		1,810
Restricted cash	-		-
Other assets	998		904
Total non-real estate assets	22,703	1.74	19,353	1.47
Total Assets	198,165	15.19	188,365	14.32
Liabilities:
Mortgages payable	(60,814)		(60,691)
Due to related parties	(302)		(301)
Other liabilities	(2,960)		(2,942)
Total liabilities	(64,076)	(4.91)	(63,934)	(4.86)

Allocation of value to Special Limited Partner’s Subordinated Participation Interests	-	-	-	-

Net Asset Value	$134,089	$10.28	$124,431	$9.46

Shares of Common Stock Outstanding	13,043		13,152

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, M&S was selected by the Board of Directors to assist our Advisor in the calculation of our NAV and resulting NAV per Share as of December 31, 2022. M&S’s services included appraising the M&S Appraised Properties and preparing the December 2022 NAV Report. M&S is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to M&S was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The M&S Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, M&S did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

M&S collected reasonably available material information that it deemed relevant in appraising these real estate properties. M&S relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; and (ii) information regarding recent or planned capital expenditures.

In conducting their investigation and analyses, M&S took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although M&S reviewed information supplied or otherwise made available by us or our Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. M&S assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with M&S were reasonably prepared in good faith on bases reflecting the then best currently available estimates and judgments of our management, the Board of Directors, and/or our Advisor. M&S relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

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

M&S is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between M&S, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged M&S on behalf of the Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2022 and M&S received compensation for those efforts. In addition, we agreed to indemnify M&S against certain liabilities arising out of this engagement. M&S has previously assisted in our prior NAV calculations and has also been engaged by us for certain valuation services with respect to our acquisitions. M&S may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of M&S as certified in the M&S Appraisal Reports. During the past year M&S has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor as well as to affiliates of our Sponsor for which it was paid usual and customary fees.

Although M&S considered any comments received from us and our Advisor relating to their reports, the final appraised values of the M&S Appraised Properties were determined by M&S. The reports were addressed to the Board of Directors to assist the Board of Directors in calculating an NAV per Share as of December 31, 2022. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our NAV is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: As of December 31, 2022, we have ownership interests in (i) eight consolidated properties and (ii) two unconsolidated properties held through joint ventures (collectively, the “Real Estate Properties”). With respect to our consolidated properties as of December 31, 2022, we wholly owned eight hospitality properties, or limited-services hotels, containing a total of 872 rooms (collectively, the Consolidated Real Estate Properties”).

With respect to our unconsolidated properties as of December 31, 2022, we held a 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”) and held a 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture, an affiliated real estate entity, which is developing and constructing a 210-room branded hotel (the “Williamsburg Moxy Hotel”) on land parcels located at 353-361 Bedford Avenue in Brooklyn, New York. As of December 31, 2022, the Williamsburg Moxy Hotel was under construction, but subsequently opened on March 7, 2023. We do not consolidate our membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture, but rather account for them under the equity method of accounting.

As described above, we engaged M&S to provide an appraisal of the M&S Appraised Properties, which consisted of the ten Real Estate Properties in which we held ownership interests as of December 31, 2022.

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

The following summarizes the valuation approach used for our Real Estate Properties:

M&S employed the income approach and the sales comparison approach to estimate the value of the appraised properties included in our Real Estate Properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and direct capitalization analysis (“DC Analysis”) was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

The following summarizes the key assumptions that were used in each DCF Analysis to estimate the value of our Real Estate Properties as of December 31, 2022:

	Consolidated Real Estate Properties (8 hospitality properties)	Hilton Garden Inn- Long Island City	Williamsburg Moxy Hotel
Weighted-average:
Exit capitalization rate	8.15%	6.00%	8.00%
Discount rate	8.63%	7.00%	9.60%
Annual market rent growth rate	4.08%	3.38%	5.35%
Annual net operating income growth rate	5.31%	4.14%	5.90%
Holding period (in years)	10	12	10

While we believe that the assumptions utilized in the DCF Analysis are reasonable, a change in these assumptions would affect the calculation of the value of the Real Estate Properties. The table below presents the estimated increase or decrease to our NAV per Share resulting from a 25-basis point increase and decrease in the discount rates and capitalization rates. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25-basis points or not at all.

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.23)	$0.25
Discount rate	$(0.28)	$0.29

As of December 31, 2022, the aggregate estimated fair value of our Consolidated Real Estate Properties was $136.8 million and the aggregate carrying value of our Consolidated Real Estate Properties was $97.8 million, which equates to an overall increase in value of 39.9%.

As of December 31, 2022, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.8 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $67.3 million less the fair value of the outstanding indebtedness of $32.3 million plus all other non-real estate assets and liabilities, net of $0.5 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.8 million compared to our carrying value of $9.6 million, both as of December 31, 2022, equates to an increase in value of 85.4%.

As of December 31, 2022, the estimated fair value of our 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture of $20.9 million was calculated based on the gross appraised value of the Williamsburg Moxy Hotel of $151.0 million less the fair value of the outstanding indebtedness of $63.6 million plus all other non-real estate liabilities, net (net of non-real estate assets) of $3.7 million. The estimated fair value of our 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture of $20.9 million compared to our carrying value of $12.2 million, both as of December 31, 2022, equates to an increase in value of 71.3%.

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

Mortgages payable: The values for our mortgages payable were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgages payable ranged from 7.79% to 7.89%.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations of value are made to the Special Limited Partner’s Subordinated Participation Interests unless the NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. In connection with our Offering, which terminated on March 31, 2017, the Special Limited Partner made cash purchases of Subordinated Participation Interests totaling $12.1 million. In the calculation of our NAV, no allocation of value was made to the Special Limited Partner’s Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2022.

Historical NAV and NAV per Share

Additional information on our historical reported NAV and NAV per Share as of December 31, 2021 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 28, 2022.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different NAVs per share, which could be significantly different from the NAV per Share approved by the Board of Directors. The NAV per Share approved by the Board of Directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such NAV per Share is not a representation, warranty or guarantee that:

●	a stockholder would be able to resell his or her shares of common stock at the NAV per Share;

●	a stockholder would ultimately realize distributions per share of common stock equal to the NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	our shares of common stock would trade at the NAV per Share on a national securities exchange;

●	an independent third-party appraiser or other third-party valuation firm would agree with the NAV per Share; or

●	the methodology used to our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its NAV per Share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different NAVs per share, and these differences could be significant. The NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the special limited partner for its subordinated participation interests in connection with a liquidation event. Accordingly, our NAV reflects any allocations of value to the subordinated participation interests representing the amount that would be payable to the special limited partner in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” Our NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities less any allocations to the special limited partner’s subordinated participation interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. The Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the NAV per Share upon liquidation:

●	The methodology used to determine NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (“FFO”) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

SRP

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current NAV per Share, as determined by our board of directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2022, we repurchased 110,093 Common Shares at a weighted average price per share of $9.06. For the year ended December 31, 2021 we repurchased 77,678 Common Shares at a weighted average price per share of $8.05.

Distributions

Common Shares

Previously, distributions on our Common Shares in an amount equal to a 6.0% annualized rate based on a share price of $10.00 were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

On June 19, 2019, our Board of Directors determined to suspend regular monthly distributions. Subsequently, there were no distributions declared or paid through December 31, 2022.

On March 22, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.030 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Overview

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, hospitality, residential and/or commercial properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. As of December 31, 2022, our portfolio of properties consisted of ten hospitality properties (eight consolidated and two unconsolidated). Our real estate investments have been and are expected to continue to be held by us alone or jointly with other parties.

As of December 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 210-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

We have no employees. Our Advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, and property management, as well as investor relations services.

We are dependent on the Advisor and its affiliates for services that are essential to us, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have and expect to continue to invest in commercial properties (including full-service or limited-service hotels and extended-stay hotels) and residential properties, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels are associated. We generally intend to hold each acquired property until its investment objectives are met or it is likely they will not be met.

Even though we have and expect to continue primarily to acquire hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Advisor, including other present and future REITs and real estate limited partnerships sponsored by affiliates of our Advisor.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic and other changes in economic conditions may adversely affect our results of operations and financial performance.

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

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. We use judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The undiscounted projected cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Results of Operations

Comparison of the year ended December 31, 2022 vs. December 31, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the years ended December 31, 2022 and 2021 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the end 2022); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the year ended December 31, 2022 compared to same period in 2021, our consolidated hospitality portfolio experienced increases in (i) the percentage of rooms occupied to 70.7% from 68.1%, (ii) RevPAR to $86.48 from $66.51, and (iii) ADR to $122.32 from $97.65.

Revenues

Revenues increased by $6.5 million to $28.3 million during the year ended December 31, 2022 compared to $21.8 million for the same period in 2021. This increase reflects the higher occupancy, RevPAR and ADR during the 2022 period, which were attributable to the continuing economic recovery from the COVID-19 pandemic. Furthermore, the higher RevPAR and ADR reflect the effect of inflation on our room rental rates.

Property operating expenses

Property operating expenses increased by $4.3 million to $18.1 million during the year ended December 31, 2022 compared to $13.8 million for the same period in 2021. This increase is substantially attributable to the higher occupancy, but also includes higher labor costs resulting from wage inflation and increased property management fees and franchise fees, which are generally based on the increase in revenues.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $1.3 million during the year ended December 31, 2022 compared to $1.4 million for the same period in 2021.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $2.6 million during the year ended December 31, 2022 compared to $2.5 million for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $4.9 million during the year ended December 31, 2022 compared to $5.1 million for the same period in 2021.

Interest expense

Interest expense increased by $0.5 million to $3.4 million during the year ended December 31, 2022 compared to $2.9 million for the same period in 2021. Interest expense is attributable to the financings associated with our hotels and reflects higher interest expense on our mortgage debt, all of which bears interest at variable rates, during the 2022 period.

Gain on forgiveness of debt

During the years ended December 31, 2022 and 2021, notice was received from the U.S. Small Business Administration (the “SBA”) that $1.9 million and $1.5 million, respectively, of Paycheck Protection loans (the “(PPP Loans”) and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $3 during the year ended December 31, 2022 compared to a loss of $0.3 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2022, we had $18.4 million of cash on hand and $3.3 million of marketable securities. We currently believe that these items along with revenues from our hospitality properties, interest and dividend income earned on our marketable securities, distributions received from our unconsolidated affiliated real estate entities and proceeds received from the sale of marketable securities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. Additionally, we currently intend to seek to extend the maturity for our revolving credit facility (the “Revolving Credit Facility”), which had an outstanding principal balance of $34.6 million as of December 31, 2022, to July 13, 2024 pursuant to the lender’s remaining one-year extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements. However, to the extent that our cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs or our lender does not agree to the extension option under the Revolving Credit Facility, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of December 31, 2022, we have $61.3 million of outstanding mortgage debt. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2022, our total borrowings were $61.3 million which represented 55% of our net assets.

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

In addition to meeting our working capital needs and making distributions, if any, to our stockholders, our capital resources are used to make certain payments to our Advisor and its affiliates, such as payments related to asset acquisition fees, development fees and leasing commissions, asset management fees, the reimbursement of acquisition related expenses to our Advisor and property management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, in the event of a liquidation of our assets, we may pay our Advisor or its affiliates a real estate disposition fee. Furthermore, the Operating Partnership may be required to make distributions to Lightstone SLP III, LLC, an affiliate of the Advisor.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Year Ended December 31,
	2022	2021
Finance fees (1) (2)	$-	$345
Asset management fees (general and administrative costs)	1,207	1,205
Total	$1,207	$1,550

(1)	A finance fee of $144 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized and included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	An aggregate finance fee of $201 paid to the Advisor in connection with arranging the Home2 Suites – Tukwila Loan and the Home2 Suites – Salt Lake City was capitalized and included in mortgages payable, net on the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash flows provided by operating activities	$3,071	$1,663
Net cash flows used in investing activities	(207)	(12,051)
Net cash flows used in financing activities	(1,112)	(2,944)
Change in cash and cash equivalents	1,752	(13,332)
Cash and cash equivalents, beginning of year	16,639	29,971
Cash and cash equivalents, end of year	$18,391	$16,639

Operating activities

The net cash provided by operating activities of $3.1 million during the year ended December 31, 2022 consisted of our net loss of $0.2 million plus depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $5.3 million, less gain on forgiveness of debt of $1.9 million and the net changes in operating assets and liabilities of $0.1 million.

Investing activities

The net cash used in investing activities of $0.2 million during the year ended December 31, 2022 consisted of purchases of marketable securities of $1.7 million, additional net investments in the Williamsburg Moxy Hotel Joint Venture of $0.3 million and capital expenditures of $0.3 million; partially offset by distributions from our investment in the Hilton Garden Inn Joint Venture of $2.1 million.

Financing activities

The net cash used in financing activities of $1.1 million during the year ended December 31, 2022 consisted of redemptions and cancellations of common shares of $1.0 million and the payment of loan fees and expenses of $0.1 million.

Distributions

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

There were no distributions declared or paid during the years ended December 31, 2022 and 2021.

On March 22, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.030 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Subordinated Participation Interests

In connection with our initial public offering (the “Offering”), which terminated on March 31, 2017, Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), purchased from Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”) an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. From our inception through December 31, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

SRP

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated net asset value per share of common stock, as determined by our board of directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2022, we repurchased 110,093 Common Shares at a weighted average price per share of $9.06. For the year ended December 31, 2021 we repurchased 77,678 Common Shares at a weighted average price per share of $8.05.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next 5 years and thereafter as of December 31, 2022.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$34,573	$656	$684	$25,410	$-	$-	$61,323
Interest payments(1)	1,907	2,071	2,192	4,103	-	-	10,273
Total Contractual Mortgage Obligations	$36,480	$2,727	$2,876	$29,513	$-	$-	$71,596

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All of our mortgage debt outstanding as of December 31, 2022 bears interest (i) based on one-month LIBOR, plus a specified spread, subject to a floor, or (ii) based on one-month AMERIBOR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month LIBOR and one-month AMERIBOR rates as of December 31, 2022 were used.

Revolving Credit Facility

We, through certain subsidiaries, have a non-recourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $60.0 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR plus 3.15%, subject to a 4.00% floor. However, on July 13, 2022 the maturity date of the Revolving Credit Facility was extended to July 13, 2023, subject to the conditions of the first of two one-year extension options, which included the lender’s approval. In connection with the extension of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor. The remaining one-year extension option is subject to certain conditions, including lender approval.

On June 2, 2020, our Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.8 million for the period from April 1, 2020 through September 30, 2020 until July 13, 2022 (which was paid in connection with the extension of the Revolving Credit facility as discussed above); (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $0.8 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021. Additionally, a principal paydown of $0.6 million, which was previously due on April 1, 2020 was bifurcated into two separate principal paydowns, of $0.3 million, which were made in June 2020 and September 2020.

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

As of December 31, 2022, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2022. Although the Revolving Credit Facility is currently scheduled to mature on July 13, 2023, we currently intend to seek to further extend the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the one remaining one-year extension option, however, there can be no assurances that we will be successful in such endeavors.

All of our outstanding mortgage debt that currently bear interest at a rate indexed to one-month LIBOR contain provisions to provide for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023.

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

PPP Loans

In April 2020, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.5 million through PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. During the first quarter of 2021, the Borrowers received an additional aggregate funding of $1.9 million of PPP Loans. The PPP Loans are classified as Notes Payable in the consolidated balance sheets.

The PPP Loans each had a term of five years and provided for an interest rate of 1.00%. The payment of principal and interest on the PPP Loans was deferred until the day that the forgiven amount was remitted to the lender (approximately 5 months after the forgiveness application is submitted to the lender, unless the Borrower appealed a denial of forgiveness) or 10 months after the end of the Borrower’s covered period, whichever was earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans were to be used for payroll costs, mortgage interest, rent and/or utility costs.

The promissory note for each of the PPP Loans contained customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower could apply for and be granted forgiveness for all or a portion of the PPP Loans, with such forgiveness determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. We applied for forgiveness of all of our PPP Loans and during the years ended December 31, 2022 and 2021, we received notices from the SBA that an aggregate of $1.9 million and $1.5 million of the PPP Loans and their related accrued interest had been legally forgiven and we recognized gains on forgiveness of debt in those amounts, respectively, in our consolidated statements of operations. As of December 31, 2022, all of our PPP Loans and their related accrued interest have been legally forgiven, however each of the PPP Loans still remains subject to audit by the SBA for up to six years after the date on which it was legally forgiven.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by our Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture the Hilton Garden Inn — Long Island City from an unrelated third party for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term, non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

We and Lightstone II each have a 50.0% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture previously entered into certain amendments with respect to the Hilton Garden Inn Mortgage as discussed below.

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

Additionally, on April 7, 2021, the Hilton Garden Inn Joint Venture and the lender further amended the terms of the Hilton Garden Inn Mortgage to provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) an 11-month interest-only payment period from May 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

As of December 31, 2022, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $4.0 million (of which $2.0 million was received in 2022).

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Sponsor and a related party, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. Subsequent to our acquisition, we have made aggregate net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2022 (of which $0.2 million was made during the year ended December 31, 2022).

In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and we are not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. Therefore, we account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Additionally, the Advisor and its affiliates are reimbursed for certain development and development-related costs attributable to the Williamsburg Moxy Hotel.

As of December 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $114.6 million (including cumulative capitalized interest of $9.8 million) consisting of acquisition and other costs attributable to the development and construction of the Williamsburg Moxy Hotel. During the years ended December 31, 2022 and 2021, $6.6 million and $1.7 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during 2021 period. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs and are expensed as incurred.

An adjacent land owner has questioned the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this concern and we believe it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of our property as it exists today. While this matter is currently pending in the court system, the continued use of the property will ultimately be determined by the government of New York City and we have a number of avenues that we believe are viable paths to unfettered certificates of occupancy. While any dispute has an element of uncertainty, we currently believe that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of December 31, 2022 and 2021, the outstanding principal balance of the Moxy Construction Loan was $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the condensed balance sheets and is classified as loans payable, net. As of December 31, 2022, the remaining availability under the facility was up to $11.4 million and its interest rate was 13.39%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the condensed balance sheets as of both and December 31, 2022 and 2021.

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

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses incurred for business combinations, amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

We believe that, because MFFO excludes costs that we consider more reflective of non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

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

The below table illustrates the items deducted from or added to net loss in the calculation of FFO and MFFO. Items are presented net of noncontrolling interest portions where applicable.

	For the Year Ended December 31,
	2022	2021
Net loss	$(215)	$(2,733)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	1,221	1,248
Depreciation and amortization of real estate assets	4,865	5,114
FFO	5,871	3,629
MFFO adjustments:
Loss on sale of marketable securities(1)	-	23
Unrealized loss on marketable equity securities(2)	40	9
Adjustments to equity earnings from unconsolidated affiliated real estate entities	(258)	(191)
Gain on forgiveness of debt(1)	(1,893)	(1,470)
MFFO	3,760	2,000
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$3,760	$2,000

Net loss	$(215)	$(2,733)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(215)	$(2,733)
Net loss per common share, basic and diluted	$(0.02)	$(0.21)

FFO	$5,871	$3,629
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$5,871	$3,629
FFO per common share, basic and diluted	$0.45	$0.27

MFFO - IPA recommended format	$3,760	$2,000
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$3,760	$2,000

Weighted average number of common shares outstanding, basic and diluted	13,080	13,215

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012 (date of inception) through December 31, 2022
FFO attributable to Company’s common shares	$21,118
Cumulative distributions declared	$25,876

FFO attributable to our Common Shares for the year ended December 31, 2022 was $5.9 million and cash flow provided by operations was $3.1 million. FFO attributable to our Common Shares for the year ended December 31, 2021 was $ 3.6 million and cash flow provided by operations was $ 1.7 million. There were no distributions paid during the years ended December 31, 2022 and 2021.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT III, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT III Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investments in Unconsolidated Affiliated Real Estate Entities – Impairment Evaluation

As of December 31, 2022, the Company had investment property, net of accumulated depreciation, of approximately $97.8 million and investments in unconsolidated affiliated real estate entities of $21.8 million. As more fully described in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investments in unconsolidated affiliated real estate entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investments in unconsolidated affiliated real estate entities may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investments in unconsolidated affiliated real estate entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of the investments in unconsolidated affiliated real estate entities is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment made by management in identifying indicators of impairment and in determining the estimated recoverability of investment property and the investments in unconsolidated affiliated real estate entities. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of investment property and investments in unconsolidated affiliated real estate entities may not be recoverable, as well as future operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation process. Our procedures included, among others: (i) assessing the methodologies applied; (ii) identifying the existence of any triggering events; (iii) comparing the estimated undiscounted cash flows to historical operating results by property; and (iv) evaluating the reasonableness of significant estimates and assumptions utilized in determining future operating income, the holding period, capitalization rates and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analysis over significant estimates and assumptions including future operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2012.

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2023

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets

Investment property:
Land and improvements	$21,711	$21,662
Building and improvements	91,987	91,919
Furniture and fixtures	16,463	16,291
Construction in progress	47	115
Gross investment property	130,208	129,987
Less accumulated depreciation	(32,438)	(27,638)
Net investment property	97,770	102,349

Investments in unconsolidated affiliated real estate entities	21,755	23,545
Cash and cash equivalents	18,391	16,639
Marketable securities, available for sale	3,314	1,810
Accounts receivable and other assets	1,585	1,554
Total Assets	$142,815	$145,897

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,960	$2,942
Mortgages payable, net	60,814	60,691
Notes payable	-	1,869
Due to related parties	302	301
Total liabilities	64,076	65,803

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.0 million and 13.1 million shares issued and outstanding, respectively	130	131
Additional paid-in-capital	111,585	112,581
Accumulated other comprehensive loss	(250)	(107)
Accumulated deficit	(44,818)	(44,603)
Total Company stockholders’ equity	66,647	68,002
Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	78,739	80,094

Total Liabilities and Stockholders’ Equity	$142,815	$145,897

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Revenues	$28,311	$21,778

Expenses:
Property operating expenses	18,141	13,798
Real estate taxes	1,272	1,390
General and administrative costs	2,621	2,462
Depreciation and amortization	4,865	5,114

Total expenses	26,899	22,764

Interest expense	(3,415)	(2,946)
Gain on forgiveness of debt	1,893	1,470
Earnings from investments in unconsolidated affiliated real estate entities	3	(333)
Other (expense)/income, net	(108)	62

Net loss	(215)	(2,733)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(215)	$(2,733)

Net loss per Company’s common share, basic and diluted	$(0.02)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	13,080	13,215

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Net loss	$(215)	$(2,733)

Other comprehensive (loss)/income:

Holding (loss)/gain on marketable securities, available for sale	(143)	92
Reclassification adjustment for loss included in net loss	-	22

Other comprehensive (loss)/income	(143)	114

Comprehensive loss	(358)	(2,619)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(358)	$(2,619)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2020	13,230	$132	$113,205	$(221)	$(41,870)	$12,092	83,338

Net loss	-	-	-	-	(2,733)	-	(2,733)
Other comprehensive income	-	-	-	114	-	-	114
Redemption and cancellation of shares	(77)	(1)	(624)	-	-	-	(625)

BALANCE, December 31, 2021	13,153	131	112,581	(107)	(44,603)	12,092	80,094

Net loss	-	-	-	-	(215)	-	(215)
Other comprehensive loss	-	-	-	(143)	-	-	(143)
Redemption and cancellation of shares	(110)	(1)	(996)	-	-	-	(997)

BALANCE, December 31, 2022	13,043	$130	$111,585	$(250)	$(44,818)	$12,092	$78,739

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215)	$(2,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from investments in unconsolidated affiliated real estate entities	(3)	333
Depreciation and amortization	4,865	5,114
Amortization of deferred financing costs	238	124
Gain on forgiveness of debt	(1,893)	(1,470)
Other non-cash adjustments	186	96
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(152)	(329)
Increase in accounts payable and other accrued expenses	44	519
Increase in due to related parties	1	9
Net cash provided by operating activities	3,071	1,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(312)	(335)
Proceeds from sale of marketable securities	-	1,500
Purchase of marketable securities	(1,688)	(1)
Investments in unconsolidated affiliated real estate entities	(293)	(13,715)
Distribution from unconsolidated affiliated real estate entities	2,086	500
Net cash used in investing activities	(207)	(12,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	26,750
Payments on mortgages payable	-	(30,351)
Proceeds received from notes payable	-	1,869
Payment of loan fees and expenses	(115)	(587)
Redemption and cancellation of common shares	(997)	(625)
Net cash used in financing activities	(1,112)	(2,944)

Change in cash and cash equivalents	1,752	(13,332)
Cash and cash equivalents, beginning of year	16,639	29,971
Cash and cash equivalents, end of year	$18,391	$16,639

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,797	$2,763
Forgiveness of debt	$1,893	$1,470
Holding gain/loss on marketable securities, available for sale	$143	$114

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc., before September 16, 2021, is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2022, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns, operates and develops commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired and operated commercial hospitality properties, principally consisting of limited-service-hotels all located in the United States. However, its commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of December 31, 2022, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 210-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between the Company and related parties.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has no employees. The Company’s Advisor and its affiliates perform a full range of real estate services for it, including asset management, accounting, legal, and property management, as well as investor relations services.

The Company is dependent on the Advisor and its affiliates for services that are essential to it, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If the Advisor and its affiliates are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

The Company also uses other unaffiliated third-party property managers, principally for the management of its hospitality properties.

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

On January 17, 2023, the Company’s stockholders approved an amendment and restatement to the Company’s charter pursuant to which the Company is no longer required to either (a) amend its charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic and other changes in economic conditions may adversely affect the Company’s results of operations and financial performance.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert limited partner units into cash or, at the Company’s option, an equal number of its Common Shares.

Special Limited Partner

In connection with the Company’s Offering, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through December 31, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

The Company’s Sponsor, Advisor and its affiliates, including the Special Limited Partner, are related parties of the Company as well as the other public REITs also sponsored and/or advised by these entities. Certain of these entities are entitled to compensation and reimbursement for services and costs incurred related to the investment, management and disposition of our assets during the Company’s acquisition, operational and liquidation stages. The compensation levels during the acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 8 – Related Party Transactions for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2022, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of investment property and investments in other unconsolidated real estate entities and depreciable lives of long-lived assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other unconsolidated real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control and is not considered to be the primary beneficiary are accounted for using the equity method.

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

For the Years Ended December 31, 2022 and 2021

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

	For the Year Ended December 31,
Revenues	2022	2021
Room	$27,525	$21,167
Food, beverage and other	786	611
Total revenues	$28,311	$21,778

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

For the Years Ended December 31, 2022 and 2021

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

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The undiscounted projected cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

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

For the Years Ended December 31, 2022 and 2021

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

Tax Status and Income Taxes

The Company elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through taxable REIT subsidiaries (“TRSs”), including when it acquires a hotel it usually establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2022 and 2021, the Company had no material uncertain income tax positions.

Concentration of Risk

At December 31, 2022 and 2021, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and other assets, accounts payable and other accrued expenses, due to related parties and notes payable approximate their fair values because of the short maturity of these instruments.

The estimated fair value of the Company’s mortgages payable as of both December 31, 2022 and 2021 approximated their carrying values of $61.3 million since the interest rates are variable and reflective of market rates.

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

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2022	December 31, 2021
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$9,604	$11,180
Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	12,151	12,365
Total investments in unconsolidated affiliated real estate entities			$21,755	$23,545

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by the Company’s Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company and Lightstone REIT II each have a 50.0% co-managing membership interest in the Hilton Garden Inn Joint Venture. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

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

Additionally, on April 7, 2021, the Hilton Garden Inn Joint Venture and the lender further amended the terms of the Hilton Garden Inn Mortgage to provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) an 11-month interest-only payment period from May 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

As of December 31, 2022, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $4.0 million (of which $2.0 million was received in 2022).

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statement of operations for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Revenues	$11,353	$7,545

Property operating expenses	6,646	4,306
General and administrative costs	21	34
Depreciation and amortization	2,443	2,496
Operating income	2,243	709

Interest expense and other, net	(1,997)	(1,755)
Gain on forgiveness of debt	516	381
Net income/(loss)	$762	$(665)
Company’s share of net income/(loss) (50.00%)	$381	$(333)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
(amounts in thousands)	December 31, 2022	December 31, 2021
Investment property, net	$50,254	$52,415
Cash	1,231	2,841
Other assets	1,276	1,204
Total assets	$52,761	$56,460

Mortgage payable, net	$32,233	$33,115
Other liabilities	1,920	1,585
Members’ capital	18,608	21,760
Total liabilities and members’ capital	$52,761	$56,460

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Company’s Sponsor and a related party, pursuant to which the Company acquired 25% of Lightstone REIT IV’s membership interest in Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million.

Subsequent to its acquisition, the Company has made additional net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2022 (of which $0.2 million was made during the year ended December 31, 2022).

In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and the Company is not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. Therefore, the Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

As of December 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $114.6 million (including cumulative capitalized interest of $9.8 million) consisting of acquisition and other costs attributable to the development and construction of the Williamsburg Moxy Hotel. During the years ended December 31, 2022 and 2021, $6.6 million and $1.7 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during 2021 period. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs and are expensed as incurred.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

An adjacent land owner has questioned the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this concern and management believes it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of our property as it exists today. While this matter is currently pending in the court system, the continued use of the property will ultimately be determined by the government of New York City and management has a number of avenues that it believes are viable paths to unfettered certificates of occupancy. While any dispute has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 9 for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of December 31, 2022 and 2021, the outstanding principal balance of the Moxy Construction Loan was $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the condensed balance sheets and is classified as loans payable, net. As of December 31, 2022, the remaining availability under the facility was up to $11.4 million and its interest rate was 13.39%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the condensed balance sheets as of both December 31, 2022 and 2021.

Williamsburg Moxy Hotel Joint Venture Financial Information

The Williamsburg Moxy Hotel Joint Venture had no operating results from August 5, 2021 (date of acquisition) through December 31, 2021. The following table represents the condensed statement of operations for the Williamsburg Moxy Joint Venture for the period indicated:

For the Year Ended December 31, 2022
Pre-opening costs	$1,505
General and administrative costs	8
Net loss	$(1,513)
Company’s share of net loss (25%)	$(378)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture:

	As of	As of
	December 31, 2022	December 31, 2021
Construction in progress	$114,615	$73,000
Cash	752	101
Other assets	2,346	423
Total assets	$117,713	$73,524

Loans payable, net	$63,631	$14,844
Other liabilities	6,064	9,822
Members’ capital	48,018	48,858
Total liabilities and members’ capital	$117,713	$73,524

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(45)	$916
Mutual Funds	222	-	(5)	217
	1,183	-	(50)	1,133
Debt securities:
Corporate Bonds	746	-	(263)	483
United States Treasury Bills	1,685	13	-	1,698
	2,431	13	(263)	2,181
Total	$3,614	$13	$(313)	$3,314

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(8)	$953
Mutual Funds	219	-	(1)	218
	1,180	-	(9)	1,171
Debt securities:
Corporate Bonds	746	-	(107)	639
Total	$1,926	$-	$(116)	$1,810

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company considers the declines in market value of its investments in debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility. When evaluating its investments in debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the debt security before recovery of its amortized cost basis. During the years ended December 31, 2022 and 2021, the Company did not recognize any impairment charges on its investments in debt securities. As of December 31, 2022, the Company does not consider any of its investments in debt securities to be other-than-temporarily impaired.

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

As of December 31, 2022, the Company’s mutual funds and United States Treasury Bills were classified as Level 1 assets and the Company’s preferred equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the year ended December 31, 2022.

The fair values of the Company’s investments in mutual funds and United States Treasury Bills are measured using quoted prices in active markets for identical assets and its preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2022
Due in 1 year	$1,697
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	484
Total	$2,181

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Mortgages Payable, Net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2022	Maturity Date	Amount Due at Maturity	As of December 31, 2022	As of December 31, 2021
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	5.03%	July 2023	$34,573	$34,573	$34,573

Home2 Suites Tukwila Loan	LIBOR + 3.50% (floor of 3.75%)	5.34%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	LIBOR + 3.50% (floor of 3.75%)	5.34%	December 2026	9,757	10,540	10,540

Total mortgages payable		5.17%		$59,336	61,323	61,323

Less: Deferred financing costs					(509)	(632)

Total mortgage payable, net					$60,814	$60,691

LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively and AMERIBOR as of December 31, 2022 was 4.64%.

Revolving Credit Facility

The Company, through certain subsidiaries, has a non-recourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides the Company with a line of credit of up to $60.0 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR plus 3.15%, subject to a 4.00% floor. However, on July 13, 2022, the maturity date of the Revolving Credit Facility was extended to July 13, 2023, subject to the conditions of the first of two one-year extension options, which included the lender’s approval. In connection with the extension of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor. The remaining one-year extension option is subject to certain conditions, including lender approval.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

As of both December 31, 2022 and 2021, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2022. Although the Revolving Credit Facility is currently scheduled to mature on July 13, 2023, the Company currently intends to seek to further extend the maturity date of the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the one remaining one-year extension option, however, there can be no assurances that it will be successful in such endeavors.

Home2 Suites Financings

On October 5, 2016, the Company entered into a non-recourse promissory note (the “Home2 Suites Promissory Note”) for $28.4 million. The Promissory Note had a term of five years and bore interest at 4.73%. The Home2 Suites Promissory Note was cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, the Company initially received $16.2 million and the remaining $2.9 million is available to be drawn upon after December 31, 2022, subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. In connection with the Home2 Suites – Tukwila Loan, the Company paid the Advisor an aggregate of $0.1 million in debt financing fees. Additionally, the Home2 Suites – Tukwila Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing, the Company initially received $10.5 million, and the remaining $2.0 million is available to be drawn upon after December 31, 2022, subject to the satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. In connection with the Home2 Suites – Salt Lake City Loan, the Company paid the Advisor $0.1 million in debt financing fees. Additionally, the Home2 Suites – Salt lake City Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On December 6, 2021, the Company repaid the Home2 Suites Promissory Note (outstanding principal balance of $26.0 million) in full using the initial proceeds from the Home2 Suites – Tukwila Loan and the Home2 Suites – Salt Lake City Loan.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$34,573	$656	$684	$25,410	$-	$-	$61,323

Less: Deferred financing costs							(509)

Total principal maturities, net							$60,814

Debt Compliance

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. The Company is currently in compliance with respect to all of its financial debt covenants.

6. Notes Payable

In April 2020, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $1.5 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). During the first quarter of 2021, the Borrowers received an additional aggregate funding of $1.9 million of PPP Loans. The PPP Loans are classified as Notes Payable in the consolidated balance sheets.

The PPP Loans each had a term of five years and provided for an interest rate of 1.00%. The payment of principal and interest on the PPP Loans was deferred until the day that the forgiven amount was remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appealed a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever was earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans were to be used for payroll costs, mortgage interest, rent and/or utility costs.

The promissory note for each of the PPP Loans contained customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower could apply for and be granted forgiveness for all or a portion of the PPP Loans, with such forgiveness determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. The Company applied for forgiveness of all of its PPP Loans and during the years ended December 31, 2022 and 2021, it received notices from the SBA that an aggregate of $1.9 million and $1.5 million of the PPP Loans and their related accrued interest had been legally forgiven and the Company recognized gains on forgiveness of debt in those amounts, respectively, in its consolidated statements of operations. As of December 31, 2022, all of the Company’s PPP Loans and their related accrued interest have been legally forgiven, however, each of the PPP Loans still remains subject to audit by the SBA for up to six years after the date on which it was legally forgiven.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s board of directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2022 and 2021, the Company had no outstanding shares of preferred stock.

Common Shares

On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 200,000,000 Common Shares. Under its charter, the Company cannot make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, and (3) to the extent required under Maryland law, its merger, consolidation or the sale or other disposition of all or substantially all of its assets.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Previously, distributions on the Company’s Common Shares in an amount equal to a 6.0% annualized rate, based on a share price of $10.00, were declared on a monthly basis beginning on January 14, 2015 through June 30, 2019 and were paid on or about the 15th day following each month end.

There were no distributions declared or paid during the years ended December 31, 2022 and 2021.

On March 22, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record on the close of business on March 31, 2023.

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

SRP

The Company’s share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to the Company’s current estimated net asset value per share of common stock, as determined by the Board of Directors and reported by the Company from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2022, the Company repurchased 110,093 Common Shares at a weighted average price per share of $9.06. For the year ended December 31, 2021 the Company repurchased 77,678 Common Shares at a weighted average price per share of $8.05.

8. Related Party and Other Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

“Contractual purchase price” or the “amount advanced for a loan or other investment” means the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, the amount of funds advanced with respect to a mortgage, or the amount actually paid or allocated in respect of the purchase of other real estate-related assets, in each case inclusive of any indebtedness assumed or incurred in respect of such asset but exclusive of acquisition fees and acquisition expenses.

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

For the Years Ended December 31, 2022 and 2021

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

Property Management Fees

Property management fees with respect to properties managed by affiliates of the Advisor are payable monthly in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of property managers in such area. The affiliates of the Advisor may subcontract the performance of their duties to third parties. The Company reimburses the affiliates of the Advisor for costs and expenses, which may include personnel costs for on-site personnel providing direct services for the properties and for maintenance personnel to the extent needed at the properties from time to time, and the cost of travel and entertainment, printing and stationery, advertising, marketing, signage, long distance phone calls and other expenses that are directly related to the management of specific properties. Notwithstanding the foregoing, the Company will not reimburse the affiliates of the Advisor for their general overhead costs or, other than as set forth above, for the wages and salaries and other employee-related expenses of their employees.

In addition, the Company pays the affiliates of the Advisor a separate fee for the one- time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

From the Company’s inception through December 31, 2022, no property management fees or separate fees have been incurred.

Operating Expenses

The Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under “— Asset Management Fee”) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. From the Company’s inception through December 31, 2022, the Company has not reimbursed the Advisor for providing any administrative services.

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

For the Years Ended December 31, 2022 and 2021

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

From the Company’s inception through December 31, 2022, no annual subordinated performance fees have been incurred.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

From the Company’s inception through December 31, 2022, no liquidating distributions have been made.

Due to related parties and other transactions

Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, non-interest bearing, due on demand and are classified as due to related parties on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Year Ended December 31,
	2022	2021
Finance fees (1) (2)	$-	$345
Asset management fees (general and administrative costs)	1,207	1,205
Total	$1,207	$1,550

(1)	A finance fee of $144 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized in 2021 and included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	An aggregate finance fee of $201 paid to the Advisor in connection with arranging the Home2 Suites – Tukwila Loan and the Home2 Suites – Salt Lake City was capitalized and included in mortgages payable, net on the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan.

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

Franchise Agreements

As of December 31, 2022, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2028 and 2034.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. See Note 3 for additional information.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2023 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	62	Chief Executive Officer and Chairman of the Board of Directors	2023	2014
George R. Whittemore	73	Director	2023	2014
Yehuda “Judah” L. Angster	40	Director	2023	2021

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

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	62	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	70	President and Chief Operating Officer
Joseph Teichman	49	General Counsel and Secretary
Seth Molod	59	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2022, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2022.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2022, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT III Beneficially Owned	Percent of All Common Shares of the Lightstone REIT III
David Lichtenstein (1)	242,222	1.9%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	1.9%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

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

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. From our inception through December 31, 2022, no annual subordinated performance fees were incurred.

We have various agreements with the Sponsor, Advisor and their affiliates to pay certain fees and reimburse certain costs incurred for services performed by these entities. Additionally, our ability to secure financing and our real estate operations are dependent upon these entities to perform such services as provided in these agreements. As of both December 31, 2022 and 2021, we owed these entities an aggregate of $0.3 million, respectively, which was principally for asset management fees, non-interest bearing, due on demand and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Advisor for the period indicated:

	For the Year Ended December 31,
(amounts in thousands)	2022	2021
Finance fees (1) (2)	$-	$345
Asset management fees (general and administrative costs)	1,207	1,205
Total	$1,207	$1,550

(1)	A finance fee of $144 paid to the Advisor in connection with arranging the Williamsburg Moxy Hotel Joint Venture’s construction loan was capitalized and included in investment in unconsolidated affiliated real estate entities on the consolidated balance sheets.
(2)	An aggregate finance fee of $201 paid to the Advisor in connection with arranging the Home2 Suites – Tukwila Loan and the Home2 Suites – Salt Lake City was capitalized and included in mortgages payable, net on the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan.

Special Limited Partner

In connection with our Offering, which terminated on March 31, 2017, Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for consideration of $12.1 million. The Subordinated Participation Interests were each purchased for $50,000 in consideration and may be entitled to receive liquidation distributions upon the liquidation of Lightstone REIT III.

As the majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. From our inception through December 31, 2022, no distributions have been declared or paid on the Subordinated Participation Interests.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by our Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture the Hilton Garden Inn — Long Island City from an unrelated third party for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term, non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

We and Lightstone II each have a 50.0% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture previously entered into certain amendments with respect to the Hilton Garden Inn Mortgage as discussed below.

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

Additionally, on April 7, 2021, the Hilton Garden Inn Joint Venture and the lender further amended the terms of the Hilton Garden Inn Mortgage to provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) an 11-month interest-only payment period from May 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

As of December 31, 2022, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $4.0 million (of which $2.0 million was received in 2022).

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Sponsor and a related party, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. Subsequent to our acquisition, we have made aggregate net capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.3 million through December 31, 2022 (of which $0.2 million was made during the year ended December 31, 2022).

In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and we are not the primary beneficiary, as it was determined that REIT IV is the primary beneficiary. Therefore, we account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer is being paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Additionally, the Advisor and its affiliates are reimbursed for certain development and development-related costs attributable to the Williamsburg Moxy Hotel.

As of December 31, 2022, the Williamsburg Moxy Hotel Joint Venture incurred and capitalized to construction in progress an aggregate of $114.6 million (including cumulative capitalized interest of $9.8 million) consisting of acquisition and other costs attributable to the development and construction of the Williamsburg Moxy Hotel. During the years ended December 31, 2022 and 2021, $6.6 million and $1.7 million, respectively, of interest was capitalized to construction in progress.

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during 2021 period. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of December 31, 2022 and 2021, the outstanding principal balance of the Moxy Construction Loan was $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million and $18.6 million (including $0.1 million of interest capitalized to principal) which is presented, net of deferred financing fees of $3.7 million, respectively, on the condensed balance sheets and is classified as loans payable, net. As of December 31, 2022, the remaining availability under the facility was up to $11.4 million and its interest rate was 13.39%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the condensed balance sheets as of both and December 31, 2022 and 2021.

See Note 3 of the Notes to Consolidated Financial Statements for additional information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

(amounts in thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Audit Fees (a)	$242	$213
Tax Fees (b)	87	83

Total Fees	$329	$296

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT III, Inc.’s audited financial statements as of and for the year ended December 31, 2022.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT III, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and expects to continue to primarily invest in full-service or limited-service hotels, including extended-stay hotels. Even though the Company has and expects to continue primarily to invest in hotels, it has and may continue to invest in other types of real estate.

Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. The Company has and expects to continue to invest mainly in direct real estate investments and other equity interests; however, it may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. The Company has not established any limits on the percentage of its portfolio that may be comprised of various categories of assets which present differing levels of risk.

Financing Policies

The Company has and expects to continue to utilize leverage for its properties. The number of different properties the Company may acquire will be affected by numerous factors, including, the amount of funds available to it. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company has and expects to continue to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company may have more funds available for investment in properties. This may allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

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

When the Company sells a property, it intends to obtain an all-cash sale price. However, the Company may take a purchase money obligation secured by a mortgage on the property as partial payment, and there are no limitations or restrictions on the Company’s ability to take such purchase money obligations. The terms of payment to the Company will be affected by customs in the area in which the property being sold is located and the then prevailing economic conditions. If the Company receives notes and other property instead of cash from sales, these proceeds, other than any interest payable on these proceeds, will not be available for distributions until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed. Therefore, the distribution of the proceeds of a sale to the stockholders may be delayed until that time. In these cases, the Company will receive payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

Independent Directors

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT III, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2022

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT III, Inc.
3.2(2)	Bylaws of Lightstone Value Plus REIT III, Inc.
4.1(3)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2(3)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.3(6)	Description of Shares
4.4(4)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1(3)	Advisory Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(5)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023.
(2)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.
(3)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: March 29, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2023
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 29, 2023
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 29, 2023
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 29, 2023
Yehuda “Judah” L. Angster