Form 10-Q
period 2023-03-31
Lightstone Value Plus REIT III, Inc.
filed 2023-05-15
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 7, 2023, there were approximately 13.0 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$21,711	$21,711
Building and improvements	92,080	91,987
Furniture and fixtures	16,493	16,463
Construction in progress	89	47
Gross investment property	130,373	130,208
Less: accumulated depreciation	(33,602)	(32,438)
Net investment property	96,771	97,770

Investments in unconsolidated affiliated real estate entities	21,080	21,755
Cash and cash equivalents	8,943	18,391
Marketable securities, available for sale	11,677	3,314
Accounts receivable and other assets	1,824	1,585
Total Assets	$140,295	$142,815

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$3,328	$2,960
Mortgages payable, net	60,867	60,814
Distributions payable	975	-
Due to related parties	317	302
Total Liabilities	65,487	64,076

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.0 million shares issued and outstanding	130	130
Additional paid-in-capital	111,336	111,585
Accumulated other comprehensive loss	(250)	(250)
Accumulated deficit	(48,500)	(44,818)
Total Company stockholders’ equity	62,716	66,647
Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	74,808	78,739
Total Liabilities and Stockholders’ Equity	$140,295	$142,815

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$6,366	$5,745

Expenses:
Property operating expenses	4,579	3,772
Real estate taxes	330	350
General and administrative costs	643	686
Depreciation and amortization	1,180	1,268
Total expenses	6,732	6,076

Interest expense	(1,238)	(661)
Gain on forgiveness of debt	-	232
Loss from investments in unconsolidated affiliated real estate entities	(1,178)	(174)
Other income/(expense), net	75	(58)

Net loss	(2,707)	(992)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(2,707)	$(992)

Net loss per Company’s common share, basic and diluted	$(0.21)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	13,023	13,130

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(2,707)	$(992)

Other comprehensive loss:

Holding loss on marketable securities, available for sale	-	(32)

Comprehensive loss	(2,707)	(1,024)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(2,707)	$(1,024)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2021	13,152	$131	$112,581	$(107)	$(44,603)	$12,092	$80,094

Net loss	-	-	-	-	(992)	-	(992)
Other comprehensive loss	-	-	-	(32)	-	-	(32)
Redemption and cancellation of shares	(31)	-	(251)	-	-	-	(251)

BALANCE, March 31, 2022	13,121	$131	$112,330	$(139)	$(45,595)	$12,092	$78,819

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2022	13,043	$130	$111,585	$(250)	$(44,818)	$12,092	$78,739

Net loss	-	-	-	-	(2,707)	-	(2,707)
Distributions declared (a)	-	-	-	-	(975)	-	(975)
Redemption and cancellation of shares	(26)	-	(249)	-	-	-	(249)

BALANCE, March 31, 2023	13,017	$130	$111,336	$(250)	$(48,500)	$12,092	$74,808

(a)	Distributions per share were $0.075.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,707)	$(992)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,178	174
Depreciation and amortization	1,180	1,268
Amortization of deferred financing costs	53	60
Gain on forgiveness of debt	-	(232)
Other non-cash adjustments	59	51
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(271)	(615)
Increase in accounts payable and other accrued expenses	370	509
Increase in due to related parties	15	1
Net cash (used in)/provided by operating activities	(123)	224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(166)	(48)
Purchase of marketable securities	(10,311)	-
Proceeds from sale of marketable securities	1,903	-
Investments in unconsolidated affiliated real estate entities	(502)	(118)
Net cash used in investing activities	(9,076)	(166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common shares	(249)	(251)
Net cash used in financing activities	(249)	(251)

Change in cash and cash equivalents	(9,448)	(193)
Cash and cash equivalents, beginning of year	18,391	16,639
Cash and cash equivalents, end of period	$8,943	$16,446

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,150	$755
Distributions declared, but not paid	$975	$-
Holding loss on marketable securities, available for sale	$-	$32

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

1.	Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc., before September 16, 2021, is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2023, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between the Company and related parties.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through March 31, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of March 31, 2023, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the United States of America (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT III, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2022 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Income Taxes

The Company has elected to be taxed as a REIT commencing with the taxable year ended December 31, 2009. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
	2023	2022
Revenues
Room	$6,130	$5,598
Food, beverage and other	236	147
Total revenues	$6,366	$5,745

Gain on Forgiveness of Debt

During the three months ended March 31, 2022, notice was received from the U.S. Small Business Administration that $0.2 million of the Company’s Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, it recognized a gain on forgiveness of debt for that amount during the period.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard noting that it did not have a material impact on the Company’s financial statements or related disclosures.

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2023	December 31, 2022
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$9,680	$9,604

Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	11,400	12,151

Total investments in unconsolidated affiliated real estate entities			$21,080	$21,755

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2023, it has made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million was received during the three months ended March 31, 2023) and received aggregate distributions of $4.0 million.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Revenues	$2,029	$2,168
Property operating expenses	1,507	1,428
General and administrative costs	26	10
Depreciation and amortization	609	620
Operating (loss)/income	(113)	110
Interest expense	(626)	(427)
Net loss	$(739)	$(317)
Company’s share of net loss (50.00%)	$(370)	$(158)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2023	December 31, 2022
Investment property, net	$49,716	$50,254
Cash	1,290	1,231
Other assets	1,023	1,276
Total assets	$52,029	$52,761

Mortgage payable, net	$32,232	$32,233
Other liabilities	1,038	1,920
Members’ capital	18,759	18,608
Total liabilities and members’ capital	$52,029	$52,761

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

Subsequent to its acquisition, the Company has made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through March 31, 2023 (of which $0.1 million was made during the three months ended March 31, 2023).

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

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.7 million during the three months ended March 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs and are expensed as incurred.

An adjacent land owner has filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this claim and management believes it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of our property as it exists today. While this matter is currently pending in the court system, the continued use of the property will ultimately be determined by the government of New York City and management has a number of avenues that it believes are viable paths to unfettered certificates of occupancy. While any dispute has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 9 for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of March 31, 2023 and December 31, 2022 was 4.86% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of March 31, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $75.6 million (including $2.8 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.5 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed balance sheets and is classified as mortgage payable, net. As of March 31, 2023, the remaining availability under the facility was up to $4.2 million and its interest rate was 13.86%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the condensed balance sheets as of both March 31, 2023 and December 31, 2022.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Revenues	$953	$-
Property operating expenses	1,340	-
Pre-opening costs	1,735	-
General and administrative costs	32	62
Depreciation and amortization	271	-
Operating loss	(2,425)	(62)
Interest expense	(808)	-
Net loss	$(3,233)	$(62)
Company’s share of net loss (25.00%)	$(808)	$(16)

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2023	December 31, 2022
Investment property, net	$122,669	$114,615
Cash	1,791	752
Other assets	5,016	2,346
Total assets	$129,476	$117,713

Mortgage payable, net	$74,111	$63,631
Other liabilities	10,354	6,064
Members’ capital	45,011	48,018
Total liabilities and members’ capital	$129,476	$117,713

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$4,417	$-	$(90)	$4,327
Mutual Funds	6,854	-	-	6,854
	11,271	-	(90)	11,181
Debt securities:
Corporate Bonds	746	-	(250)	496
Total	$12,017	$-	$(340)	$11,677

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(45)	$916
Mutual Funds	222	-	(5)	217
	1,183	-	(50)	1,133
Debt securities:
Corporate Bonds	746	-	(263)	483
United States Treasury Bills	1,685	13	-	1,698
	2,431	13	(263)	2,181
Total	$3,614	$13	$(313)	$3,314

The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto. As of March 31, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company's unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

As of March 31, 2023 and December 31, 2022, the Company’s mutual funds and United States Treasury Bills were classified as Level 1 assets and the Company’s preferred equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the three months ended March 31, 2023 and 2022.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2023
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	496
Total	$496

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	for the Three Months Ended March 31, 2023	Maturity Date	Amount Due at Maturity	As of March 31 2023	As of December 31, 2022
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	7.58%	July 2023	$34,573	$34,573	$34,573

Home2 Suites Tukwila Loan	LIBOR + 3.50% (floor of 3.75%)	8.16%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	LIBOR + 3.50% (floor of 3.75%)	8.16%	December 2026	9,757	10,540	10,540

Total mortgages payable		7.83%		$59,336	61,323	61,323

Less: Deferred financing costs					(456)	(509)

Total mortgage payable, net					$60,867	$60,814

LIBOR as of March 31, 2023 and December 31, 2022 was 4.86% and 4.39%, respectively. AMERIBOR as of March 31, 2023 and December 31, 2022 was 4.95% and 4.64%, respectively.

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

As of both March 31, 2023 and December 31, 2022, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2023. Although the Revolving Credit Facility is currently scheduled to mature on July 13, 2023, the Company currently intends to seek to further extend the maturity date of the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the one remaining one-year extension option, however, there can be no assurances that it will be successful in such endeavors.

Home2 Suites Financings

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, the Company initially received $16.2 million and the remaining $2.9 million is available to be drawn upon subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Tukwila Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing, the Company initially received $10.5 million, and the remaining $2.0 million is available to be drawn upon subject to the satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Salt lake City Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Principal Maturities

The following table sets forth the aggregate estimated contractual principal maturities of the Company’s mortgages payable, including balloon payments due at maturity, as of March 31, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$34,573	$656	$684	$25,410	$-	$-	$61,323

Less: Deferred financing costs							(456)

Total principal maturities, net							$60,867

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. As of March 31, 2023, the Company did not meet one of the financial debt covenants with respect to the Revolving Credit Facility. However, the lender has subsequently agreed to modify this financial debt covenant for the first quarter of 2023 pursuant to which the Company will be in compliance in exchange for depositing $1.4 million into a cash collateral reserve account. As of March 31, 2023, the Company was in compliance with respect to its remaining financial debt covenants.

6.	Company’s Stockholder’s Equity

Distributions on Common Shares

On March 22, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On April 15, 2023, the distribution for the three-month period ending March 31, 2023 of $1.0 million was paid in cash.

On May 11, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the three months ended March 31, 2023, the Company repurchased 26,327 Common Shares at a weighted average price per share of $9.46. For the three months ended March 31, 2022, the Company repurchased 31,239 Common Shares at a weighted average price per share of $8.05.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

7.	Related Party Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31.
	2023	2022
Asset management fees (general and administrative costs)	$317	$302

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and other assets, accounts payable and other accrued expenses and due to related parties approximate their fair values because of the short maturity of these instruments.

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

Franchise Agreements

As of March 31, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT III, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT III, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT III, L.P., which we collectively refer to as the “Operating Partnership”. Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”), annualized revenue per square foot and where indicated in millions.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust III, Inc. before September 16, 2021, is a Maryland corporation formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

As of March 31, 2023, we (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

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

On January 17, 2023 our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through March 31, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of March 31, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Portfolio Summary –

				Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	ADR For the Three Months Ended
	Location	Year Built	Date Acquired	Available Rooms	March 31, 2023	March 31, 2023	March 31, 2023
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,800	52%	$58.93	$112.40

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	13,140	54%	$59.04	$109.17

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	7,740	63%	$71.68	$113.04

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	8,280	57%	$66.34	$115.57

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	11,250	72%	$86.69	$119.60

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	12,510	83%	$119.39	$143.97

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	7,560	67%	$73.99	$110.97

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	7,200	73%	$81.27	$111.66

Total				78,480	65%	$78.10	$119.63

Unconsolidated Affiliated Real Estate Entities:

				Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Month Endeds	ADR For the Three Months Ended
Hospitality	Location	Year Built	Date Acquired/Opened	Available Rooms	March 31, 2023	March 31, 2023	March 31, 2023
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	16,470	78%	$112.55	$144.44

Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	5,400	61%	$110.99	$182.40

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2023 vs. March 31, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2023 and 2022 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the first quarter of 2023); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the three months ended March 31, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $78.10 from $71.33, and ADR to $119.63 from $105.61 and a decrease in the percentage of rooms occupied to 65% from 68%.

Revenues

Revenues increased by $0.7 million to $6.4 million during the three months ended March 31, 2023 compared to $5.7 million for the same period in 2022. This increase reflects the higher RevPAR and ADR during the 2023 period, which reflect the effect of inflation on our room rental rates, partially offset by decreases in occupancy in certain properties.

Property operating expenses

Property operating expenses increased by $0.8 million to $4.6 million during the three months ended March 31, 2023 compared to $3.8 million for the same period in 2022. This increase is attributable to higher labor costs resulting from wage inflation and increased property management fees and franchise fees, which are generally based on the increase in revenues.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.3 million during the three months ended March 31, 2023 compared to $0.4 million for the same period in 2022.

General and administrative expense

General and administrative expenses decreased slightly by $0.1 million to $0.6 million during the three months ended March 31, 2023 compared to $0.7 million for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $1.2 million during the three months ended March 31, 2023 compared to $1.3 million for the same period in 2022.

Interest expense

Interest expense increased by $0.5 million to $1.2 million during the three months ended March 31, 2023 compared to $0.7 million for the same period in 2022. Interest expense is attributable to the financings associated with our hotels and reflects changes in market interest rates on our mortgage debt, all of which bears interest at variable rates.

Gain on forgiveness of debt

During the three months ended March 31, 2022 notice was received from the U.S. Small Business Administration that $0.2 million of Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended March 31, 2022.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.2 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2023, we had $8.9 million of cash on hand and $11.7 million of marketable securities. We currently believe that these items along with revenues from our hospitality properties, interest and dividend income earned on our marketable securities, distributions received from our unconsolidated affiliated real estate entities and proceeds received from the sale of marketable securities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. Additionally, we currently intend to seek to extend the maturity for our revolving credit facility (the “Revolving Credit Facility”), which had an outstanding principal balance of $34.6 million as of March 31, 2023, to July 13, 2024 pursuant to the lender’s remaining one-year extension option, as discussed in Note 5 of the Notes to Consolidated Financial Statements. However, to the extent that our cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs or our lender does not agree to the extension option under the Revolving Credit Facility, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of March 31, 2023, we have $61.3 million of outstanding mortgage debt. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2023, our total borrowings were $61.3 million which represented 57% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended March 31.
	2023	2022
Asset management fees (general and administrative costs)	$317	$302

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2023	2022
Net cash (used in)/provided by operating activities	$(123)	$224
Net cash used in investing activities	(9,076)	(166)
Net cash used in financing activities	(249)	(251)
Change in cash and cash equivalents	(9,448)	(193)
Cash and cash equivalents, beginning of year	18,391	16,639
Cash and cash equivalents, end of the period	$8,943	$16,446

Operating activities

The net cash used in operating activities of $0.1 million during the three months ended March 31, 2023 consisted of our net loss of $2.7 million plus depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $2.5 million plus the net changes in operating assets and liabilities of $0.1 million.

Investing activities

The net cash used in investing activities of $9.1 million during the three months ended March 31, 2023 consisted of net purchases of marketable securities of $8.4 million, additional investments totaling $0.5 million in the Hilton Garden Inn Joint Venture and Williamsburg Moxy Hotel Joint Venture and capital expenditures of $0.2 million.

Financing activities

The net cash used in financing activities of $0.2 million during the three months ended March 31, 2023 consisted of redemptions and cancellations of common shares.

Distributions on Common Shares

On March 22, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On April 15, 2023, the distribution for the three-month period ending March 31, 2023 of $1.0 million was paid in cash.

On May 11, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. From our inception through March 31, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

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

For the three months ended March 31, 2023, we repurchased 26,327 Common Shares at a weighted average price per share of $9.46. For the three months ended March 31, 2022, we repurchased 31,239 Common Shares at a weighted average price per share of $8.05.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2023.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$34,573	$656	$684	$25,410	$-	$-	$61,323
Interest payments(1)	1,219	1,543	2,192	4,103	-	-	9,057
Total Contractual Mortgage Obligations	$35,792	$2,199	$2,876	$29,513	$-	$-	$70,380

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All of our mortgage debt outstanding as of March 31, 2023 bears interest (i) based on one-month LIBOR, plus a specified spread, subject to a floor, or (ii) based on one-month AMERIBOR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month LIBOR and one-month AMERIBOR rates as of March 31, 2023 were used.

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

As of March 31, 2023, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2023. Although the Revolving Credit Facility is currently scheduled to mature on July 13, 2023, we currently intend to seek to further extend the Revolving Credit Facility to July 13, 2024 subject to the conditions, including the lender’s approval, of the one remaining one-year extension option, however, there can be no assurances that we will be successful in such endeavors.

Home2 Suites Financings

On December 6, 2021,we entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, we initially received $16.2 million and the remaining $2.9 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Tukwila Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, we entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing we initially received $10.5 million, and the remaining $2.0 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Salt Lake City Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

Certain of our debt agreements also contain clauses providing for prepayment penalties. As of March 31, 2023, we did not meet one of the financial debt covenants with respect to the Revolving Credit Facility.  However, the lender has subsequently agreed to modify this financial debt covenant for the first quarter of 2023 pursuant to which we will be in compliance in exchange for depositing $1.4 million into a cash collateral reserve account.  As of March 31, 2023, we were in compliance with respect to its remaining financial debt covenants.

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

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2023, we made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million were made during the three months ended March 31, 2023) and received aggregate distributions of $4.0 million.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Sponsor and a related party, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. Subsequent to our acquisition, we have made aggregate capital contributions to the Williamsburg Moxy Hotel Joint Venture of $4.4 million through March 31, 2023 (of which $0.1 million was made during the three months ended March 31, 2023).

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

In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.7 million during the three months ended March 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs and are expensed as incurred.

An adjacent land owner has filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. The Williamsburg Moxy Hotel Joint Venture is currently responding to this claim and we believe it will, in due course, be recognized that the adjacent owner waived his right to object in 2017 when he signed a waiver, consent and subordination allowing the future development of our property as it exists today. While this matter is currently pending in the court system, the continued use of the property will ultimately be determined by the government of New York City and we have a number of avenues that we believe are viable paths to unfettered certificates of occupancy. While any dispute has an element of uncertainty, we currently believe that the likelihood of an unfavorable outcome with respect to any of the aforementioned proceedings is remote. No provision for loss has been recorded in connection therewith. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of March 31, 2023 and December 31, 2022 was 4.86% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of March 31, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $75.6 million (including $2.8 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.5 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed balance sheets and is classified as mortgage payable, net. As of March 31, 2023, the remaining availability under the facility was up to $4.2 million and its interest rate was 13.86%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the condensed balance sheets as of both and March 31, 2023 and December 31, 2022.

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

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(2,707)	$(992)
FFO adjustments:
Depreciation and amortization of real estate assets	1,180	1,268
Adjustments to equity earnings from unconsolidated affiliated real estate entities	372	310
FFO	(1,155)	586
MFFO adjustments:
Loss on sale of marketable securities(1)	4	-
Unrealized loss on marketable equity securities(2)	40	22
Gain on forgiveness of debt(2)	-	(232)
MFFO	(1,111)	376
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$(1,111)	$376

Net loss	$(2,707)	$(992)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(2,707)	$(992)
Net loss per common share, basic and diluted	$(0.21)	$(0.08)

FFO	$(1,155)	$586
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$(1,155)	$586
FFO per common share, basic and diluted	$(0.09)	$0.04

MFFO - IPA recommended format	$(1,111)	$376
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$(1,111)	$376

Weighted average number of common shares outstanding, basic and diluted	13,023	13,130

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012
(date of inception) through
March 31, 2023
FFO attributable to Company’s common shares	$19,963
Distributions paid	$25,876

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: May 15, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)