Form 10-Q
period 2023-06-30
Lightstone Value Plus REIT III, Inc.
filed 2023-08-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐   No ☑

As of August 7, 2023, there were approximately 13.0 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$21,713	$21,711
Building and improvements	92,132	91,987
Furniture and fixtures	16,538	16,463
Construction in progress	131	47
Gross investment property	130,514	130,208
Less: accumulated depreciation	(34,700)	(32,438)
Net investment property	95,814	97,770

Investments in unconsolidated affiliated real estate entities	20,577	21,755
Cash and cash equivalents	9,310	18,391
Marketable securities, available for sale	9,308	3,314
Accounts receivable and other assets	2,599	1,585
Total Assets	$137,608	$142,815

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$3,358	$2,960
Mortgages payable, net	60,921	60,814
Distributions payable	970	-
Due to related parties	396	302
Total Liabilities	65,645	64,076

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 13.0 million shares issued and outstanding	129	130
Additional paid-in-capital	110,721	111,585
Accumulated other comprehensive loss	(226)	(250)
Accumulated deficit	(50,753)	(44,818)
Total Company stockholders’ equity	59,871	66,647
Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	71,963	78,739
Total Liabilities and Stockholders’ Equity	$137,608	$142,815

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$7,966	$7,986	$14,332	$13,731

Expenses:
Property operating expenses	5,103	4,756	9,682	8,528
Real estate taxes	267	357	597	707
General and administrative costs	672	592	1,315	1,278
Depreciation and amortization	1,114	1,214	2,294	2,482
Total expenses	7,156	6,919	13,888	12,995

Interest expense	(1,333)	(709)	(2,571)	(1,370)
Gain on forgiveness of debt	-	899	-	1,131
Earnings from investments in unconsolidated affiliated real estate entities	(1,002)	75	(2,180)	(99)
Other income/(expense), net	242	(30)	317	(88)

Net (loss)/income	(1,283)	1,302	(3,990)	310

Less: net loss/(income) attributable to noncontrolling interests	-	-	-	-

Net (loss)/income applicable to Company’s common shares	$(1,283)	$1,302	$(3,990)	$310

Net (loss)/income per Company’s common share, basic and diluted	$(0.10)	$0.10	$(0.31)	$0.02

Weighted average number of common shares outstanding, basic and diluted	12,973	13,084	12,998	13,107

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income	$(1,283)	$1,302	$(3,990)	$310

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	24	(44)	24	(76)
Comprehensive (loss)/income	(1,259)	1,258	(3,966)	234

Less: Comprehensive loss/(income) attributable to noncontrolling interests	-	-	-	-

Comprehensive (loss)/income attributable to the Company’s common shares	$(1,259)	$1,258	$(3,966)	$234

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, March 31, 2022	13,121	$131	$112,330	$(139)	$(45,595)	$12,092	$78,819

Net income	-	-	-	-	1,302	-	1,302
Other comprehensive loss	-	-	-	(44)	-	-	(44)
Redemption and cancellation of shares	(52)	(1)	(491)	-	-	-	(492)

BALANCE, June 30, 2022	13,069	$130	$111,839	$(183)	$(44,293)	$12,092	$79,585

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2021	13,152	$131	$112,581	$(107)	$(44,603)	$12,092	$80,094

Net income	-	-	-	-	310	-	310
Other comprehensive loss	-	-	-	(76)	-	-	(76)
Redemption and cancellation of shares	(83)	(1)	(742)	-	-	-	(743)

BALANCE, June 30, 2022	13,069	$130	$111,839	$(183)	$(44,293)	$12,092	$79,585

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, March 31, 2023	13,017	$130	$111,336	$(250)	$(48,500)	$12,092	$74,808

Net loss	-	-	-	-	(1,283)	-	(1,283)
Other comprehensive income	-	-	-	24	-	-	24
Distributions declared(a)	-	-	-	-	(970)	-	(970)
Redemption and cancellation of shares	(60)	(1)	(615)	-	-	-	(616)

BALANCE, June 30, 2023	12,957	$129	$110,721	$(226)	$(50,753)	$12,092	$71,963

(a)	Distributions per share were $0.075.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2022	13,043	$130	$111,585	$(250)	$(44,818)	$12,092	$78,739

Net loss	-	-	-	-	(3,990)	-	(3,990)
Other comprehensive income	-	-	-	24	-	-	24
Distributions declared(a)	-	-	-	-	(1,945)	-	(1,945)
Redemption and cancellation of shares	(86)	(1)	(864)	-	-	-	(865)

BALANCE, June 30, 2023	12,957	$129	$110,721	$(226)	$(50,753)	$12,092	$71,963

(a)	Distributions per share were $0.150.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(3,990)	$310
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,180	99
Depreciation and amortization	2,294	2,482
Amortization of deferred financing costs	107	119
Gain on forgiveness of debt	-	(1,131)
Other non-cash adjustments	31	132
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,077)	(1,982)
Increase in accounts payable and other accrued expenses	399	1,141
Increase in due to related parties	94	1
Net cash provided by operating activities	38	1,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(307)	(134)
Purchase of marketable securities	(10,373)	(1)
Proceeds from sale of marketable securities	4,403	-
Distributions from unconsolidated affiliated real estate entity	-	1,225
Investments in unconsolidated affiliated real estate entities	(1,002)	(293)
Net cash (used in)/provided by investing activities	(7,279)	797

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common shares	(865)	(743)
Distributions paid to Company’s common stockholders	(975)	-
Net cash used in financing activities	(1,840)	(743)

Change in cash and cash equivalents	(9,081)	1,225
Cash and cash equivalents, beginning of year	18,391	16,639
Cash and cash equivalents, end of period	$9,310	$17,864

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,419	$1,209
Distributions declared, but not paid	$970	$-
Holding gain/loss on marketable securities, available for sale	$24	$76

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

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of June 30, 2023, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through June 30, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of June 30, 2023, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the United States of America (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

To maintain its qualification as a REIT, the Company may engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, it may be subject to U.S. federal and state income and franchise taxes from these activities.

As of June 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2023	2022	2023	2022
Room	$7,726	$7,791	$13,856	$13,389
Food, beverage and other	240	195	476	342
Total revenues	$7,966	$7,986	$14,332	$13,731

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Gain on Forgiveness of Debt

During the three and six months ended June 30, 2022, notice was received from the U.S. Small Business Administration that $0.9 million and $1.1 million, respectively, of the Company’s Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, it recognized a gain on forgiveness of debt for those amounts during the periods.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard noting that it did not have a material impact on the Company’s financial statements or related disclosures.

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of June 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect the Company’s results of operations and financial performance.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2023	December 31, 2022
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$9,520	$9,604
Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	11,057	12,151
Total investments in unconsolidated affiliated real estate entities			$20,577	$21,755

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by the Company’s Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan, collateralized by the Hilton Garden Inn – Long Island City, from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25% (8.39% as of June 30, 2023), subject to a 6.41% floor, interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iii) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture will fund $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2023, it has made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million was made during the six months ended June 30, 2023) and received aggregate distributions of $4.0 million.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Revenues	$3,115	$2,910	$5,144	$5,078

Property operating expenses	1,907	1,518	3,414	2,946
General and administrative costs	106	6	132	16
Depreciation and amortization	596	606	1,205	1,226
Operating income	506	780	393	890
Interest expense	(825)	(448)	(1,451)	(875)
Net (loss)/income	$(319)	$332	$(1,058)	$15
Company’s share of net (loss)/income (50.00%)	$(159)	$166	$(529)	$8

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2023	December 31, 2022
Investment property, net	$49,131	$50,254
Cash	1,042	1,231
Other assets	1,677	1,276
Total assets	$51,850	$52,761

Mortgage payable, net	$32,231	$32,233
Other liabilities	1,178	1,920
Members’ capital	18,441	18,608
Total liabilities and members’ capital	$51,850	$52,761

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Company’s Sponsor and a related party, pursuant to which the Company acquired 25% of Lightstone REIT IV’s membership interest in Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. Subsequent to its acquisition, the Company has made additional capital contributions to the Williamsburg Moxy Hotel Joint Venture of $5.3 million through June 30, 2023 (of which $0.6 million was made during the six months ended June 30, 2023).

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively and $357 and $419 during the three and six months ended June 30, 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of June 30, 2023 and December 31, 2022 was 5.22% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $78.4 million (including $4.0 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.0 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed balance sheets and is classified as mortgage payable, net. As of June 30, 2023, the remaining availability under the facility was up to $2.6 million and its interest rate was 14.22%.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the condensed balance sheets as of both June 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently intends to refinance the Moxy Construction Loan on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Revenues	$7,106	$-	$8,059	$-

Property operating expenses	5,905	-	7,245	-
Pre-opening costs	493	357	2,228	419
General and administrative costs	47	7	79	7
Depreciation and amortization	869	-	1,140	-
Operating loss	(208)	(364)	(2,633)	(426)
Interest expense	(3,162)	-	(3,970)	-
Net loss	$(3,370)	$(364)	$(6,603)	$(426)
Company’s share of net loss (25.00%)	$(843)	$(91)	$(1,651)	$(107)

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2023	December 31, 2022
Investment property, net	$123,859	$114,615
Cash	1,630	752
Other assets	3,285	2,346
Total assets	$128,774	$117,713

Mortgage payable, net	$77,403	$63,631
Other liabilities	7,731	6,064
Members’ capital	43,640	48,018
Total liabilities and members’ capital	$128,774	$117,713

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$4,417	$2	$(47)	$4,372
Mutual Funds	4,416	-	-	4,416
	8,833	2	(47)	8,788
Debt securities:
Corporate Bonds	746	-	(226)	520
Total	$9,579	$2	$(273)	$9,308

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(45)	$916
Mutual Funds	222	-	(5)	217
	1,183	-	(50)	1,133
Debt securities:
Corporate Bonds	746	-	(263)	483
United States Treasury Bills	1,685	13	-	1,698
	2,431	13	(263)	2,181
Total	$3,614	$13	$(313)	$3,314

The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto. As of June 30, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

As of June 30, 2023 and December 31, 2022, the Company’s mutual funds and United States Treasury Bills were classified as Level 1 assets and the Company’s preferred equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the six months ended June 30, 2023 and 2022.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2023
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	520
Total	$520

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	for the Six Months Ended June 30, 2023	Maturity Date	Amount Due at Maturity	As of June 30, 2023	As of December 31, 2022
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	7.87%	July 2024	$34,573	$34,573	$34,573

Home2 Suites Tukwila Loan	LIBOR + 3.50% (floor of 3.75%)	8.40%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	LIBOR + 3.50% (floor of 3.75%)	8.40%	December 2026	9,757	10,540	10,540

Total mortgages payable		8.10%		$59,336	61,323	61,323

Less: Deferred financing costs					(402)	(509)

Total mortgage payable, net					$60,921	$60,814

LIBOR as of June 30, 2023 and December 31, 2022 was 5.22% and 4.39%, respectively. AMERIBOR as of June 30, 2023 and December 31, 2022 was 5.17% and 4.64%, respectively.

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

As a result of the impact of the COVID-19 pandemic on the operating results and financial condition of the Company’s hotels designated as collateral under the Revolving Credit Facility, its terms were amended by the lender in June 2020 to provide for a reduced interest rate, the deferral of interest payments and a waiver and/or modification of financial covenants during certain prescribed periods during 2020 and 2021.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Except as discussed above, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR plus 3.15%, subject to a 4.00% floor. However, on both July 13, 2022 and July 13, 2023, the maturity dates of the Revolving Credit Facility were further extended to July 13, 2023 and July 13, 2024, respectively, subject to the conditions of the two one-year extension options. In connection with the extension of the Revolving Credit Facility on July 13, 2022, the interest rate was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor.

Additionally, in connection with the extension of the Revolving Credit facility on July 13, 2023, the Company was required to deposit $1.4 million into a cash collateral reserve account to achieve compliance with one of the Revolving Credit Facility’s financial debt covenants as of March 31, 2023. As of June 30, 2023, the Company did not achieve compliance with this financial debt covenant and is required to make a principal paydown of $2.3 million to achieve compliance with this covenant. The paydown will consist of the $1.4 million previously deposited into the cash collateral reserve account on July 13, 2023 and an additional payment of $0.9 million.

As of both June 30, 2023 and December 31, 2022, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2023. The Company currently intends to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that it will be successful in such endeavors.

Home2 Suites Financings

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, the Company initially received $16.2 million and the remaining $2.9 million is available to be drawn upon subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Tukwila Loan provided for a replacement benchmark rate of AMERIBOR plus 3.50%, subject to a floor of 3.75%, in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing, the Company initially received $10.5 million, and the remaining $2.0 million is available to be drawn upon subject to the satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Salt lake City Loan provided for a replacement benchmark rate of AMERIBOR plus 3.50%, subject to a floor of 3.75%, in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Principal Maturities

The following table sets forth the aggregate estimated contractual principal maturities of the Company’s mortgages payable, including balloon payments due at maturity, as of June 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$-	$35,229	$684	$25,410	$-	$-	$61,323

Less: Deferred financing costs							(402)

Total principal maturities, net							$60,921

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. As of June 30, 2023, the Company did not meet one of the financial debt covenants with respect to the Revolving Credit Facility (see “Revolving Credit Facility” above). As of June 30, 2023, the Company was in compliance with respect to its remaining financial debt covenants.

6.	Company’s Stockholder’s Equity

Distributions on Common Shares

On May 11, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On July 15, 2023, the distribution for the three-month period ending June 30, 2023 of $1.0 million was paid in cash.

On August 14, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the six months ended June 30, 2023, the Company repurchased 86,223 Common Shares at a weighted average price per share of $10.03. For the six months ended June 30, 2022, the Company repurchased 83,226 Common Shares at a weighted average price per share of $8.93.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$360	$301	$677	$603

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

Franchise Agreements

As of June 30, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT III, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, to fund our anticipated capital expenditures, to meet the amount and timing of anticipated future cash distributions to our stockholders, to grow the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of June 30, 2023, we (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through June 30, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of June 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

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

Portfolio Summary –

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2023	RevPAR for the Six Months Ended June 30, 2023	ADR For the Six Months Ended June 30, 2023
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,720	62%	$72.57	$117.18

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	26,426	60%	$69.32	$115.73

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,566	66%	$79.55	$121.23

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	16,652	68%	$88.52	$131.16

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,625	71%	$85.15	$120.82

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,159	87%	$136.37	$157.68

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	15,204	67%	$76.18	$113.03

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	14,480	76%	$84.19	$110.61

			Total	157,832	70%	$87.79	$126.29

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired/ Opened	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2023	RevPAR for the Six Months Ended June 30, 2023	ADR For the Six Months Ended June 30, 2023
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	33,123	85%	$144.36	$170.33

Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	25,056	78%	$204.00	$261.04

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2022.

Results of Operations

Comparison of the three months ended June 30, 2023 vs. June 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2023 and 2022 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the second quarter of 2023); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the three months ended June 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced a decrease in the percentage of rooms occupied from 77% to 74% and in RevPAR from $98.18 to $97.36 and increases in ADR to $132.14 from $126.76.

Revenues

Revenues were relatively unchanged at $8.0 million during both the three months ended June 30, 2023 and 2022. The favorable impact on our revenues during the 2023 period resulting from higher ADR were fully offset by the negative impact of lower occupancy and RevPAR.

Property operating expenses

Property operating expenses increased by $0.3 million to $5.1 million during the three months ended June 30, 2023 compared to $4.8 million for the same period in 2022. This increase is attributable to primarily to higher labor costs resulting from wage inflation.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.3 million during the three months ended June 30, 2023 compared to $0.4 million for the same period in 2022.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $0.7 million during the three months ended June 30, 2023 compared to $0.6 million for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $1.1 million during the three months ended June 30, 2023 compared to $1.2 million for the same period in 2022.

Interest expense

Interest expense increased by $0.6 million to $1.3 million during the three months ended June 30, 2023 compared to $0.7 million for the same period in 2022. Interest expense is attributable to the financings associated with our hotels and reflects changes in market interest rates on our mortgage debt, all of which bears interest at variable rates.

Gain on forgiveness of debt

During the three months ended June 30, 2022 notice was received from the U.S. Small Business Administration that $0.9 million of Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended June 30, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.0 million during the three months ended June 30, 2023 compared to income of $0.1 million for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the six months ended June 30, 2023 vs. June 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2023 and 2022 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the first quarter of 2023); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the six months ended June 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $87.79 from $84.83 and ADR to $126.29 from $116.97 and a decrease in the percentage of rooms occupied to 70% from 73%.

Revenues

Revenues increased by $0.6 million to $14.3 million during the six months ended June 30, 2023 compared to $13.7 million for the same period in 2022. The increase in revenues during the 2023 period is attributable to the favorable impact of higher RevPAR and ADR, which reflect the effect of inflation on our room rental rates, partially offset by the negative impact of lower occupancy.

Property operating expenses

Property operating expenses increased by $1.2 million to $9.7 million during the six months ended June 30, 2023 compared to $8.5 million for the same period in 2022. The increase in property operating expenses during the 2023 period is attributable to higher labor costs resulting from wage inflation plus increases in property management fees and franchise fees, both which are generally based on a percentage of revenues.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.6 million during the six months ended June 30, 2023 compared to $0.7 million for the same period in 2022.

General and administrative expense

General and administrative expenses were relatively unchanged at $1.3 million during the six months ended June 30, 2023 and 2022.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $2.3 million during the six months ended June 30, 2023 compared to $2.5 million for the same period in 2022.

Interest expense

Interest expense increased by $1.2 million to $2.6 million during the six months ended June 30, 2023 compared to $1.4 million for the same period in 2022. Interest expense is attributable to the financings associated with our hotels and reflects changes in market interest rates on our mortgage debt, all of which bears interest at variable rates.

Gain on forgiveness of debt

During the six months ended June 30, 2022 notice was received from the U.S. Small Business Administration that $1.1 million of Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the six months ended June 30, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our losses from investments in unconsolidated affiliated real estate entities was $2.2 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of June 30, 2023, we had $9.3 million of cash on hand and $9.3 million of marketable securities. We currently believe that these items along with revenues from our hospitality properties, interest and dividend income earned on our marketable securities, distributions received from our unconsolidated affiliated real estate entities and proceeds received from the sale of marketable securities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, to the extent that our cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of June 30, 2023, we have $61.3 million of outstanding mortgage debt. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2023, our total borrowings were $61.3 million which represented 58% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$360	$301	$677	$603

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$38	$1,171
Net cash (used in)/provided by investing activities	(7,279)	797
Net cash used in financing activities	(1,840)	(743)
Net change in cash, cash equivalents and restricted cash	(9,081)	1,225
Cash, cash equivalents and restricted cash, beginning of year	18,391	16,639
Cash, cash equivalents and restricted cash, end of the period	$9,310	$17,864

Operating activities

The net cash provided by operating activities of $38 during the six months ended June 30, 2023 consisted of our net loss of $4.0 million and the net changes in operating assets and liabilities of $0.6 million offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $4.6 million.

Investing activities

The net cash used in investing activities of $7.3 million during the six months ended June 30, 2023 consisted of net purchases of marketable securities of $6.0 million, additional investments totaling $1.0 million in the Hilton Garden Inn Joint Venture and Williamsburg Moxy Hotel Joint Venture and capital expenditures of $0.3 million.

Financing activities

The cash used in financing activities of $1.8 million during the six months ended June 30, 2023 consisted of distributions to common stockholders of $1.0 million and redemptions and cancellations of common shares of $0.9 million.

Distributions on Common Shares

On May 11, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On July 15, 2023, the distribution for the three-month period ending June 30, 2023 of $1.0 million was paid in cash.

On August 14, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. From our inception through June 30, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

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

For the six months ended June 30, 2023, we repurchased 86,223 Common Shares at a weighted average price per share of $10.03. For the six months ended June 30, 2022, we repurchased 83,226 Common Shares at a weighted average price per share of $8.93.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2023.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$-	$35,229	$684	$25,410	$-	$-	$61,323
Interest payments(1)	1,832	2,454	2,192	4,103	-	-	10,581
Total Contractual Mortgage Obligations	$1,832	$37,683	$2,876	$29,513	$-	$-	$71,904

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All of our mortgage debt outstanding as of June 30, 2023 bears interest (i) based on one-month LIBOR, plus a specified spread, subject to a floor, or (ii) based on one-month AMERIBOR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month LIBOR and one-month AMERIBOR rates as of June 30, 2023 were used.

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

As a result of the impact of the COVID-19 pandemic on the operating results and financial condition of the Company’s hotels designated as collateral under the Revolving Credit Facility, its terms were amended by the lender in June 2020 to provide for a reduced interest rate, the deferral of interest payments and a waiver and/or modification of financial covenants during certain prescribed periods during 2020 and 2021.

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

Except as discussed above, the Revolving Credit Facility, which was scheduled to mature on July 13, 2022, bore interest at LIBOR plus 3.15%, subject to a 4.00% floor. However, on both July 13, 2022 and July 13, 2023, the maturity dates of the Revolving Credit Facility were further extended to July 13, 2023 and July 13, 2024, respectively, subject to the conditions of the two one-year extension options, which both included the lender’s approval. In connection with the extension of the Revolving Credit Facility on July 13, 2022, the interest rate was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor.

Additionally, in connection with the extension of the Revolving Credit facility on July 13, 2023, we were required to deposit $1.4 million into a cash collateral reserve account to achieve compliance with one of the Revolving Credit Facility’s financial debt covenants as of March 31, 2023. As of June 30, 2023, we did not achieve compliance with this financial debt covenant and are required to make a principal paydown of $2.3 million to achieve compliance with this covenant. The paydown will consist of the $1.4 million previously deposited into the cash collateral reserve account on July 13, 2023 and an additional payment of $0.9 million.

As of June 30, 2023, the Revolving Credit Facility had an outstanding principal balance of $34.6 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2023. We currently intend to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that we will be successful in such endeavors.

Home2 Suites Financings

On December 6, 2021,we entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, we initially received $16.2 million and the remaining $2.9 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Tukwila Loan provided for a replacement benchmark rate of AMERIBOR plus 3.50%, subject to a floor of 3.75%, in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, we entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing we initially received $10.5 million, and the remaining $2.0 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, bears interest at LIBOR plus 3.50%, subject to a 3.75% floor, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. Additionally, the Home2 Suites – Salt Lake City Loan provided for a replacement benchmark rate of AMERIBOR plus 3.50%, subject to a floor of 3.75%, in connection with the phase-out of LIBOR after June 30, 2023. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

Certain of our debt agreements also contain clauses providing for prepayment penalties. As of June 30, 2023, we did not meet one of the financial debt covenants with respect to the Revolving Credit Facility (see “Revolving Credit Facility” above). As of June 30, 2023, we were in compliance with respect to our remaining financial debt covenants.

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

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, interest-only payment for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iii) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture will fund $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2023, we made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million were made during the six months ended June 30, 2023) and received aggregate distributions of $4.0 million.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a REIT also sponsored by the Sponsor and a related party, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. Subsequent to our acquisition, we have made aggregate capital contributions to the Williamsburg Moxy Hotel Joint Venture of $5.3 million through June 30, 2023 (of which $0.6 million was made during the six months ended June 30, 2023).

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively and $357 and $419 during the three and six months ended June 30, 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan bears interest at LIBOR plus 9.00%, subject to a 9.50% floor, with monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. LIBOR as of June 30, 2023 and December 31, 2022 was 5.22% and 4.39%, respectively. Additionally, the Moxy Construction Loan provides for a replacement benchmark rate based on SOFR in connection with the phase-out of LIBOR after June 30, 2023. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel.

As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $78.4 million (including $4.0 million of interest capitalized to principal) which is presented, net of deferred financing fees of $1.0 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed balance sheets and is classified as mortgage payable, net. As of June 30, 2023, the remaining availability under the facility was up to $2.6 million and its interest rate was 14.22%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the condensed balance sheets as of both and June 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently intends to refinance the Moxy Construction Loan on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income	$(1,283)	$1,302	$(3,990)	$310
FFO adjustments:
Depreciation and amortization of real estate assets	1,114	1,214	2,294	2,482
Adjustments to equity earnings from unconsolidated affiliated real estate entities	515	303	887	613
FFO	346	2,819	(809)	3,405
MFFO adjustments:
Loss on sale of marketable securities(1)	-	-	4	-
Unrealized (gain)/loss on sale of marketable equity securities(2)	(44)	29	(4)	50
Gain on forgiveness of debt(1)	-	(899)	-	(1,131)
MFFO - IPA recommended format	$302	$1,949	$(809)	$2,324

Net (loss)/income	$(1,283)	$1,302	$(3,990)	$310
Less: net (income)/loss attributable to noncontrolling interests	-	-	-	-
Net (loss)/income applicable to Company’s common shares	$(1,283)	$1,302	$(3,990)	$310
Net (loss)/income per common share, basic and diluted	$(0.10)	$0.10	$(0.31)	$0.02

FFO	$346	$2,819	$(809)	$3,405
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company’s common shares	$346	$2,819	$(809)	$3,405
FFO per common share, basic and diluted	$0.03	$0.22	$(0.06)	$0.26

MFFO - IPA recommended format	$302	$1,949	$(809)	$2,324
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company’s common shares	$302	$1,949	$(809)	$2,324

Weighted average number of common shares outstanding, basic and diluted	12,973	13,084	12,998	13,107

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2023
FFO attributable to Company’s common shares	$20,309
Distributions paid	$26,851

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: August 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)