Form 10-Q
period 2023-09-30
Lightstone Value Plus REIT III, Inc.
filed 2023-11-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐   No ☑

As of November 7, 2023, there were approximately 12.9 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$21,715	$21,711
Building and improvements	92,176	91,987
Furniture and fixtures	16,671	16,463
Construction in progress	178	47
Gross investment property	130,740	130,208
Less: accumulated depreciation	(35,656)	(32,438)
Net investment property	95,084	97,770

Investments in unconsolidated affiliated real estate entities	20,100	21,755
Cash and cash equivalents	8,239	18,391
Marketable securities, available for sale	7,062	3,314
Accounts receivable and other assets	2,571	1,585
Total Assets	$133,056	$142,815

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$3,333	$2,960
Mortgages payable, net	58,543	60,814
Distributions payable	973	-
Due to related parties	361	302
Total Liabilities	63,210	64,076

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.9 million and 13.0 million shares issued and outstanding, respectively	129	130
Additional paid-in-capital	110,504	111,585
Accumulated other comprehensive loss	(183)	(250)
Accumulated deficit	(52,696)	(44,818)
Total Company stockholders’ equity	57,754	66,647

Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	69,846	78,739

Total Liabilities and Stockholders’ Equity	$133,056	$142,815

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$8,316	$8,218	$22,648	$21,949

Expenses:
Property operating expenses	5,486	5,063	15,168	13,591
Real estate taxes	303	221	900	928
General and administrative costs	700	593	2,015	1,871
Depreciation and amortization	972	1,191	3,266	3,673
Total expenses	7,461	7,068	21,349	20,063

Interest expense	(1,396)	(930)	(3,967)	(2,300)
Gain on forgiveness of debt	-	762	-	1,893
Earnings from investments in unconsolidated affiliated real estate entities	(627)	283	(2,807)	184
Other income/(expense), net	198	74	515	(14)

Net (loss)/income	(970)	1,339	(4,960)	1,649

Less: net loss/(income) attributable to noncontrolling interests	-	-	-	-

Net (loss)/income applicable to Company’s common shares	$(970)	$1,339	$(4,960)	$1,649

Net (loss)/income per Company’s common share, basic and diluted	$(0.07)	$0.10	$(0.38)	$0.13

Weighted average number of common shares outstanding, basic and diluted	12,941	13,060	12,979	13,091

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)/income	$(970)	$1,339	$(4,960)	$1,649

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	43	(53)	67	(129)
Comprehensive (loss)/income	(927)	1,286	(4,893)	1,520

Less: Comprehensive loss/(income) attributable to noncontrolling interests	-	-	-	-

Comprehensive (loss)/income attributable to the Company’s common shares	$(927)	$1,286	$(4,893)	$1,520

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, June 30, 2022	13,069	$130	$111,839	$(183)	$(44,293)	$12,092	$79,585

Net income	-	-	-	-	1,339	-	1,339
Other comprehensive loss	-	-	-	(53)	-	-	(53)
Redemption and cancellation of shares	(12)	-	(115)	-	-	-	(115)

BALANCE, September 30, 2022	13,057	$130	$111,724	$(236)	$(42,954)	$12,092	$80,756

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2021	13,152	$131	$112,581	$(107)	$(44,603)	$12,092	$80,094

Net income	-	-	-	-	1,649	-	1,649
Other comprehensive loss	-	-	-	(129)	-	-	(129)
Redemption and cancellation of shares	(95)	(1)	(857)	-	-	-	(858)

BALANCE, September 30, 2022	13,057	$130	$111,724	$(236)	$(42,954)	$12,092	$80,756

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, June 30, 2023	12,957	$129	$110,721	$(226)	$(50,753)	$12,092	$71,963

Net loss	-	-	-	-	(970)	-	(970)
Other comprehensive income	-	-	-	43	-	-	43
Distributions declared (a)	-	-	-	-	(973)	-	(973)
Redemption and cancellation of shares	(21)	-	(217)	-	-	-	(217)

BALANCE, September 30, 2023	12,936	$129	$110,504	$(183)	$(52,696)	$12,092	$69,846

(a)	Distributions per share were $0.075.

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2022	13,043	$130	$111,585	$(250)	$(44,818)	$12,092	$78,739

Net loss	-	-	-	-	(4,960)	-	(4,960)
Other comprehensive income	-	-	-	67	-	-	67
Distributions declared (a)	-	-	-	-	(2,918)	-	(2,918)
Redemption and cancellation of shares	(107)	(1)	(1,081)	-	-	-	(1,082)

BALANCE, September 30, 2023	12,936	$129	$110,504	$(183)	$(52,696)	$12,092	$69,846

(a)	Distributions per share were $0.225.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,960)	$1,649
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Earnings from investments in unconsolidated affiliated real estate entities	2,807	(184)
Depreciation and amortization	3,266	3,673
Amortization of deferred financing costs	181	183
Gain on forgiveness of debt	-	(1,893)
Other non-cash adjustments	197	142
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,190)	(1,081)
Increase in accounts payable and other accrued expenses	373	240
Increase in due to related parties	59	1
Net cash provided by operating activities	733	2,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(532)	(261)
Purchase of marketable securities	(10,619)	(2)
Proceeds from sale of marketable securities	6,902	-
Distributions from unconsolidated affiliated real estate entity	140	1,636
Investments in unconsolidated affiliated real estate entities	(1,292)	(293)
Net cash (used in)/provided by investing activities	(5,401)	1,080

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(2,273)	-
Payment of loan fees and expenses	(179)	(96)
Redemption and cancellation of common shares	(1,082)	(858)
Distributions paid to Company’s common stockholders	(1,945)	-
Net cash used in financing activities	(5,479)	(954)

Change in cash, cash equivalents and restricted cash	(10,147)	2,856
Cash, cash equivalents and restricted cash, beginning of year	18,391	16,639
Cash, cash equivalents and restricted cash, end of period	$8,244	$19,495

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,745	$1,209
Cash paid for taxes	$313	$186
Distributions declared, but not paid	$973	$-
Holding gain/loss on marketable securities, available for sale	$67	$129

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$8,239	$19,495
Restricted cash (included in accounts receivable and other assets)	5	-
Total cash, cash equivalents and restricted cash	$8,244	$19,495

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

1.	Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), before September 16, 2021, is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of September 30, 2023, the Company (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. From the Company’s inception through September 30, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of September 30, 2023, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the United States of America (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

As of September 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2023	2022	2023	2022
Room	$8,094	$7,985	$21,950	$21,374
Food, beverage and other	222	233	698	575
Total revenues	$8,316	$8,218	$22,648	$21,949

Gain on Forgiveness of Debt

During the three and nine months ended September 30, 2022, notice was received from the U.S. Small Business Administration that $0.8 million and $1.9 million, respectively, of the Company’s Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, it recognized a gain on forgiveness of debt for those amounts during the periods.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard effective January 1, 2023, noting that it did not have a material impact on the Company’s financial statements or related disclosures.

Concentration of Risk

As of September 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2023	December 31, 2022
LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”)	March 27, 2018	50.00%	$9,497	$9,604
Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”)	August 5, 2021	25.00%	10,603	12,151
Total investments in unconsolidated affiliated real estate entities			$20,100	$21,755

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

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iii) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture will fund $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

During the nine months ended September 30, 2023, the Company made capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the nine months ended September 30, 2023 and 2022, the Company received distributions from the Hilton Garden Inn Joint Venture of $0.1 million and $1.5 million, respectively.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Revenues	$3,482	$3,130	$8,626	$8,208

Property operating expenses	2,002	1,844	5,416	4,790
General and administrative costs	7	2	139	18
Depreciation and amortization	613	609	1,818	1,835
Operating income	860	675	1,253	1,565
Gain on forgiveness of debt	-	516	-	516
Interest expense	(627)	(466)	(2,078)	(1,341)
Net income/(loss)	$233	$725	$(825)	$740
Company’s share of earnings from investment (50.0%)	$116	$362	$(413)	$370

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2023	December 31, 2022
Investment property, net	$48,590	$50,254
Cash	1,257	1,231
Other assets	1,888	1,276
Total assets	$51,735	$52,761

Mortgage payable, net	$32,250	$32,233
Other liabilities	1,091	1,920
Members’ capital	18,394	18,608
Total liabilities and members’ capital	$51,735	$52,761

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.1 million and $2.3 million during the three and nine months ended September 30, 2023, respectively and $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner previously filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. On November 3, 2023, the Williamsburg Moxy Hotel Joint Venture acquired additional building rights at a contractual purchase price of $3.1 million and the adjacent land owner subsequently rescinded and withdrew his claim.

During the nine months ended September 30, 2023 and 2022, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $0.8 million and $0.3 million, respectively. During the nine months ended September 30, 2022, the Company received distributions from the Williamsburg Moxy Hotel Joint Venture of $0.1 million.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of September 30, 2023 was 5.32%. LIBOR as of December 31, 2022 was 4.39%.

As of September 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $82.3 million (including $5.4 million of interest capitalized to principal) which is presented, net of deferred financing fees of $0.6 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed consolidated balance sheets and is classified as mortgage payable, net. As of September 30, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the balance sheets as of both September 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $82.3 million as of September 30, 2023) on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Revenues	$7,691	$-	$15,750	$-

Property operating expenses	6,235	-	13,480	-
Pre-opening costs	73	319	2,301	738
General and administrative costs	105	1	184	8
Depreciation and amortization	858	-	1,998	-
Operating income/(loss)	420	(320)	(2,213)	(746)
Interest expense	(3,395)	-	(7,365)	-
Net loss	$(2,975)	$(320)	$(9,578)	$(746)
Company’s share of net loss (25.00%)	$(744)	$(80)	$(2,395)	$(187)

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2023	December 31, 2022
Investment property, net	$123,881	$114,615
Cash	2,393	752
Other assets	4,268	2,346
Total assets	$130,542	$117,713

Mortgage payable, net	$81,752	$63,631
Other liabilities	6,963	6,064
Members’ capital	41,827	48,018
Total liabilities and members’ capital	$130,542	$117,713

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$4,417	$-	$(81)	$4,336
Mutual Funds	2,163	-	-	2,163
	6,580	-	(81)	6,499
Debt securities:
Corporate Bonds	746	-	(183)	563
Total	$7,326	$-	$(264)	$7,062

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(45)	$916
Mutual Funds	222	-	(5)	217
	1,183	-	(50)	1,133
Debt securities:
Corporate Bonds	746	-	(263)	483
United States Treasury Bills	1,685	13	-	1,698
	2,431	13	(263)	2,181
Total	$3,614	$13	$(313)	$3,314

The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto. As of September 30, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

As of September 30, 2023 and December 31, 2022, the Company’s mutual funds and United States Treasury Bills were classified as Level 1 assets and the Company’s preferred equity securities and corporate bonds were classified as Level 2 assets. There were no transfers between the level classifications during the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	563
Total	$563

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

		Weighted Average Interest Rate
Description	Interest Rate	for the Nine Months Ended September 30, 2023	Maturity Date	Amount Due at Maturity	As of September 30, 2023	As of December 31, 2022
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	8.12%	July 2024	$32,300	$32,300	$34,573

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.57%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.57%	December 2026	9,757	10,540	10,540

Total mortgages payable		8.33%		$57,063	59,050	61,323

Less: Deferred financing costs					(507)	(509)

Total mortgage payable, net					$58,543	$60,814

AMERIBOR as of September 30, 2023 and December 31, 2022 was 5.39% and 4.64%, respectively.

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

On March 31, 2021, the Revolving Credit Facility was amended providing for (i) the Company to make a principal paydown of $3.8 million, (ii) the Company to fund $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options, subject to certain conditions, including the lender’s approval (including the first extension option which was exercised on July 13, 2022); and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

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

Additionally, in connection with the extension of the Revolving Credit facility on July 13, 2023, the Company was required to deposit $1.4 million into a cash collateral reserve account with the financial institution. Subsequently, the Company did not meet certain of the financial debt covenants under the Revolving Credit Facility as of June 30, 2023 and was required to make a principal paydown of $2.3 million during August 2023 reducing its outstanding principal balance to $32.3 million. The principal paydown consisted of the financial institution applying the $1.4 million of funds previously deposited into the cash collateral reserve account against principal and the Company making an additional payment of $0.9 million.

As of September 30, 2023, the Company also did not meet two of its financial debt covenants with respect to the Revolving Credit Facility; however, in November 2023 the financial institution agreed to (i) waive one of the financial debt covenants for all remaining quarterly periods through the maturity date and (ii) modify the other financial debt covenant through the remaining term. Additionally, the Company is making a principal paydown of $1.4 million to reduce the outstanding principal balance of the Revolving Credit Facility to $30.9 million and entering into an at the money interest rate cap.

As of September 30, 2023 and December 31, 2022, the Revolving Credit Facility had an outstanding principal balance of $32.3 million and $34.6 million, respectively, and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2023. The Company currently intends to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that it will be successful in such endeavors.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Home2 Suites Financings

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, the Company initially received $16.2 million and the remaining $2.9 million is available to be drawn upon subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Tukwila Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the Home2 Suites – Tukwila Loan’s interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing, the Company initially received $10.5 million, and the remaining $2.0 million is available to be drawn upon subject to the satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Salt Lake City Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the Home2 Suites – Salt Lake City Loan’s interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%. The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

Principal Maturities

The following table sets forth the estimated contractual principal maturities of the Company’s mortgages payable, including balloon payments due at maturity, as of September 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$-	$32,956	$684	$25,410	$-	$-	$59,050

Less: Deferred financing costs							(507)

Total principal maturities, net							$58,543

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. As of September 30, 2023, the Company was in compliance with or had obtained a waiver for (See “Revolving Credit Facility” discussed above of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Company’s Stockholder’s Equity

Distributions on Common Shares

On August 14, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On or about October 15, 2023, the distribution for the three-month period ending September 30, 2023 of $1.0 million was paid in cash.

On November 13, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the nine months ended September 30, 2023, the Company repurchased 107,371 Common Shares at a weighted average price per share of $10.08. For the nine months ended September 30, 2022, the Company repurchased 95,309 Common Shares at a weighted average price per share of $9.00.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$361	$302	$1,038	$905

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related parties approximate their fair values because of the short maturity of these instruments.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Franchise Agreements

As of September 30, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), is a Maryland corporation formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of September 30, 2023, we (i) majority owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) and (iii) held an unconsolidated 25.0% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”). We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. From our inception through September 30, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

Concentration of Credit Risk

As of September 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Portfolio Summary –

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2023	RevPAR for the Nine Months Ended September 30, 2023	ADR For the Nine Months Ended September 30, 2023
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	32,760	63%	$81.02	$121.83

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	39,858	60%	$69.76	$115.72

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	23,478	67%	$83.36	$123.96

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	25,116	73%	$100.25	$137.83

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	34,125	72%	$85.69	$119.81

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	37,947	88%	$150.49	$170.30

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	22,932	66%	$71.26	$107.19

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	21,840	76%	$81.10	$106.88

			Total	238,056	71%	$92.20	$129.40

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired/Opened	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2023	RevPAR for the Nine Months Ended September 30, 2023	ADR For the Nine Months Ended September 30, 2023
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	49,959	87%	$162.02	$186.25

Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	44,928	82%	$221.98	$269.92

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2022.

Results of Operations

Comparison of the three months ended September 30, 2023 vs. September 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2023 and 2022 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

During the three months ended September 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced slight increases in the percentage of rooms occupied to 75% from 74%, RevPAR to $100.90 from $99.53 and ADR to $135.09 from $135.00.

Revenues

Revenues increased slightly by $0.1 million to $8.3 million during the three months ended September 30, 2023 compared to $8.2 million for the same period in 2022. The slight increase in revenue during the 2023 period is attributable to the favorable impact of slightly higher occupancy, RevPAR and ADR.

Property operating expenses

Property operating expenses increased by $0.4 million to $5.5 million during the three months ended September 30, 2023 compared to $5.1 million for the same period in 2022. This increase is attributable to primarily to higher labor costs resulting from wage inflation.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.3 million during the three months ended September 30, 2023 compared to $0.2 million for the same period in 2022.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $0.7 million during the three months ended September 30, 2023 compared to $0.6 million for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $1.0 million during the three months ended September 30, 2023 compared to $1.2 million for the same period in 2022.

Interest expense

Interest expense increased by $0.5 million to $1.4 million during the three months ended September 30, 2023 compared to $0.9 million for the same period in 2022. Interest expense is attributable to the mortgage financings associated with our hotels, all of which bear interest at variable rates, and reflects higher market interest rates during the 2023 period as well as the changes in the weighted average outstanding principal during the periods.

Gain on forgiveness of debt

During the three months ended September 30, 2022 notice was received from the U.S. Small Business Administration that $0.8 million of Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended September 30, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.6 million during the three months ended September 30, 2023 compared to income of $0.3 million for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest in the Williamsburg Moxy Hotel Joint Venture.

Comparison of the nine months ended September 30, 2023 vs. September 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2023 and 2022 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

During the nine months ended September 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $92.20 from $89.78 and ADR to $129.40 from $123.11 and a decrease in the percentage of rooms occupied to 71% from 73%.

Revenues

Revenues increased by $0.7 million to $22.6 million during the nine months ended September 30, 2023 compared to $21.9 million for the same period in 2022. The increase in revenues during the 2023 period is attributable to the favorable impact of higher RevPAR and ADR, which reflect the effect of inflation on our room rental rates, offset by the negative impact of lower occupancy.

Property operating expenses

Property operating expenses increased by $1.6 million to $15.2 million during the nine months ended September 30, 2023 compared to $13.6 million for the same period in 2022. The increase in property operating expenses during the 2023 period is attributable to higher labor costs resulting from wage inflation plus increases in property management fees and franchise fees, both which are generally based on a percentage of revenues.

Real estate taxes

Real estate taxes were unchanged at $0.9 million during the nine months ended September 30, 2023 and 2022.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $2.0 million during the nine months ended September 30, 2023 compared to $1.9 million for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million to $3.3 million during the nine months ended September 30, 2023 compared to $3.7 million for the same period in 2022.

Interest expense

Interest expense increased by $1.7 million to $4.0 million during the nine months ended September 30, 2023 compared to $2.3 million for the same period in 2022. Interest expense is attributable to the mortgage financings associated with our hotels, all of which bear interest at variable rates, and reflects higher market interest rates during the 2023 period as well as changes in the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the nine months ended September 30, 2022 notice was received from the U.S. Small Business Administration that $1.9 million of Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the nine months ended September 30, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $2.8 million during the nine months ended September 30, 2023 compared to income of $0.2 million for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25.0% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2023, we had $8.2 million of cash on hand and $7.1 million of marketable securities. We currently believe that these items along with revenues from our hospitality properties, interest and dividend income earned on our marketable securities, distributions received from our unconsolidated affiliated real estate entities and proceeds received from the sale of marketable securities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, to the extent that our cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of September 30, 2023, we have $59.1 million of outstanding mortgage debt. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2023, our total borrowings were $59.1 million which represented 56% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$361	$302	$1,038	$905

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$733	$2,730
Cash (used in)/provided by investing activities	(5,401)	1,080
Cash used in financing activities	(5,479)	(954)
Change in cash, cash equivalents and restricted cash	(10,147)	2,856
Cash, cash equivalents and restricted cash, beginning of year	18,391	16,639
Cash, cash equivalents and restricted cash, end of the period	$8,244	$19,495

Operating activities

The net cash provided by operating activities of $733 during the nine months ended September 30, 2023 consisted of our net loss of $5.0 million and the net changes in operating assets and liabilities of $0.8 million; which were offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $6.5 million.

Investing activities

The net cash used in investing activities of $5.4 million during the nine months ended September 30, 2023 consisted of capital expenditures of $0.5 million, net purchases of marketable securities of $3.7 million, capital contributions of $1.3 million made to the Hilton Garden Inn Joint Venture and Williamsburg Moxy Hotel Joint Venture; offset by distributions from the Hilton Garden Inn Joint Venture of $0.1 million.

Financing activities

The cash used in financing activities of $5.5 million during the nine months ended September 30, 2023 consisted of distributions to common stockholders of $1.9 million, debt principal payments of $2.3 million, payment of loan fees and expenses of $0.2 million and redemptions and cancellations of common shares of $1.1 million.

Distributions on Common Shares

On August 14, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On or about October 15, 2023, the distribution for the three-month period ending September 30, 2023 of $1.0 million was paid in cash.

On November 13, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

These Subordinated Participation Interests entitle the Special Limited Partner to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. From our inception through September 30, 2023, no distributions have been declared or paid on the Subordinated Participation Interests.

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

For the nine months ended September 30, 2023, we repurchased 107,371 Common Shares at a weighted average price per share of $10.08. For the nine months ended September 30, 2022, we repurchased 95,309 Common Shares at a weighted average price per share of $9.00.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of September 30, 2023.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$-	$32,956	$684	$25,410	$-	$-	$59,050
Interest payments(1)	1,244	3,751	2,323	2,297	-	-	9,615
Total Contractual Mortgage Obligations	$1,244	$36,707	$3,007	$27,707	$-	$-	$68,665

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rate specified in the associated debt agreement. All of our mortgage debt outstanding as of September 30, 2023 bears interest based on one-month AMERIBOR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month AMERIBOR rate as of September 30, 2023 was used.

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

On March 31, 2021, our Revolving Credit Facility was amended providing for (i) us to make a principal paydown of $3.8 million, (ii) us to fund $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options, subject to certain conditions, including the lender’s approval (including the first extension option which was exercised on July 13, 2022); and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

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

Additionally, in connection with the extension of the Revolving Credit facility on July 13, 2023, we were required to deposit $1.4 million into a cash collateral reserve account with the financial institution. Subsequently, we were not in compliance with certain financial debt covenants under the Revolving Credit Facility as of June 30, 2023 and were required to make a principal paydown of $2.3 million during August 2023 reducing its outstanding principal balance to $32.3 million. The principal paydown consisted of the financial institution applying the $1.4 million of funds previously deposited into the cash collateral reserve account against principal and us making an additional payment of $0.9 million.

As of September 30, 2023, we also did not meet two of our financial debt covenants with respect to the Revolving Credit Facility; however, in November 2023 the financial institution agreed to (i) waive one of the financial debt covenants for all remaining quarterly periods through the maturity date and (ii) modify the other financial debt covenant through the remaining term. Additionally, we are making a principal paydown of $1.4 million to reduce the outstanding principal balance of the Revolving Credit Facility to $30.9 million and entering into an at the money interest rate cap.

As of September 30, 2023 and December 31, 2022, the Revolving Credit Facility had an outstanding principal balance of $32.3 million and $34.6 million, respectively, and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2023. We currently intend to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that we will be successful in such endeavors.

Home2 Suites Financings

On December 6, 2021,we entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, we initially received $16.2 million and the remaining $2.9 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Tukwila Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the Home2 Suites – Tukwila Loan’s interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%. The Home2 Suites Tukwila Loan is cross-collateralized by the Home2 Suites – Tukwila and the Home2 Suites – Salt Lake City.

On December 6, 2021, we entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing we initially received $10.5 million, and the remaining $2.0 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Salt Lake City Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the Home2 Suites – Salt Lake City Loan’s interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%.The Home2 Suites Salt Lake City Loan is cross-collateralized by the Home2 Suites – Salt Lake City and the Home2 Suites – Tukwila.

Certain of our debt agreements also contain clauses providing for prepayment penalties. As of September 30, 2023, we were in compliance with or had obtained a waiver for (see “Revolving Credit Facility” discussed above) all of our financial debt covenants.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by our Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture the Hilton Garden Inn — Long Island City from an unrelated third party for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash hand $35.0 million of proceeds from a five-year term, non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

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

During the nine months ended September 30, 2023, we made capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the nine months ended September 30, 2023 and 2022, we received distributions from the Hilton Garden Inn Joint Venture of $0.1 million and $1.5 million, respectively.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.1 million and $2.3 million during the three and nine months ended September 30, 2023, respectively and $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

An adjacent land owner previously filed a claim questioning the Williamsburg Moxy Hotel Joint Venture’s right to develop and construct the Williamsburg Moxy Hotel without his consent. On November 3, 2023, the Williamsburg Moxy Hotel Joint Venture acquired additional building rights at a contractual purchase price of $3.1 million and the adjacent land owner subsequently rescinded and withdrew his claim.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan is scheduled to initially mature on February 5, 2024, with two, six-month extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of September 30, 2023 was 5.32%. LIBOR as of December 31, 2022 was 4.39%.

As of September 30, 2023 and December 31, 2022, the outstanding principal balance of the Moxy Construction Loan was $82.3 million (including $5.4 million of interest capitalized to principal) which is presented, net of deferred financing fees of $0.6 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed consolidated balance sheets and is classified as mortgage payable, net. As of September 30, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are due at the initial maturity date and are included in other liabilities on the balance sheets as of both and September 30, 2023 and December 31, 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $82.3 million as of September 30, 2023) on or before its initial maturity date of February 5, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its initial maturity date, it will then seek to exercise the first of its two six-month extension options.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)/income	$(970)	$1,339	$(4,960)	$1,649
FFO adjustments:
Depreciation and amortization of real estate assets	972	1,191	3,266	3,673
Adjustments to equity earnings from unconsolidated affiliated real estate entities	521	305	1,408	917
FFO	523	2,835	(286)	6,239
MFFO adjustments:
Loss on sale of marketable securities(1)	-	-	4	-
Gain on forgiveness of debt(1)	-	(762)	-	(1,893)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	-	(258)	-	(258)
Unrealized (gain)/loss on sale of marketable equity securities(2)	36	(7)	32	43
MFFO - IPA recommended format	$559	$1,808	$(250)	$4,131

Net (loss)/income	$(970)	$1,339	$(4,960)	$1,649
Less: net (income)/loss attributable to noncontrolling interests	-	-	-	-
Net (loss)/income applicable to Company’s common shares	$(970)	$1,339	$(4,960)	$1,649
Net (loss)/income per common share, basic and diluted	$(0.07)	$0.10	$(0.38)	$0.13

FFO	$523	$2,835	$(286)	$6,239
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company’s common shares	$523	$2,835	$(286)	$6,239
FFO per common share, basic and diluted	$0.04	$0.22	$(0.02)	$0.48

MFFO - IPA recommended format	$559	$1,808	$(250)	$4,131
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company’s common shares	$559	$1,808	$(250)	$4,131

Weighted average number of common shares outstanding, basic and diluted	12,941	13,060	12,979	13,091

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012 (date of inception) through September 30, 2023
FFO attributable to Company’s common shares	$20,832
Distributions paid	$27,821

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: November 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)