Form 10-K
period 2023-12-31
Lightstone Value Plus REIT III, Inc.
filed 2024-03-27
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2023, the last business day of the most recently completed second quarter, there were 12.7 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 18, 2024, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.93 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2023. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2024, there were 12.7 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT III, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K (the “Annual Report”), together with other statements and information publicly disseminated by Lightstone Value Plus REIT III, Inc. (the “Lightstone REIT III”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates and (v) the availability of suitable acquisition opportunities. Accordingly, there is no assurance that our expectations will be realized.

Forward-looking statements in this Annual Report reflect our management’s view only as of the date of this Annual Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

Dollar amounts are presented in thousands, except per share/unit data, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions.

ITEM 1. BUSINESS:

General Description of Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), is a Maryland corporation formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for United States (the “U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own, operate and develop commercial properties and make real estate-related investments. Since our inception, we have primarily acquired, developed and operated commercial hospitality properties, principally consisting of limited service hotels and one full service hotel all located in the U.S. However, our commercial holdings may also to a lesser extent, consist of retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, we (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Lightstone Group, LLC (the Sponsor”), which served as our sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired at a cost of $50,000 per unit, or for aggregate consideration of $12.1 million in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor for services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition, development and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor has the right to convert its limited partner units into cash or, at our option, an equal number of our Common Shares.

Special Limited Partner

In connection with our Offering, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests for $50,000 per unit, or aggregate consideration of $12.1 million.

As the indirect majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from inception through December 31, 2023, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Participation Interests may also entitle the Special Limited Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Special Limited Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Related Parties

Our Advisor and certain affiliates of the Sponsor, including the Special Limited Partner, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We expect to achieve these objectives primarily through investments in real estate properties.

Investment Strategy and Policies

We have and expect to continue to principally invest in commercial properties (including limited service hotels, full service hotels and extended stay hotels), as well as various other real estate-related investments primarily located in the U.S. Our acquisitions may include both portfolios and individual properties. Limited service hotels generally provide minimal guest amenities. Full service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Extended stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have historically acquired hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs.

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

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

Competition

Hotel markets are highly competitive. This competition could reduce the occupancy levels and revenues for our hotel properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available leading to decreases in the occupancy and room rates for our hotel properties. In addition, increases in our operating costs due to inflation and other factors may not be fully or partially offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not currently associated.

We have or may compete in all of our markets with other owners and operators of retail, office, industrial and multifamily real estate. The development of any new retail, office, industrial and multifamily properties would further intensify the competition among owners and operators of these types of real estate in the market areas in which we operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is maintained, operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we may compete for institutional investors in a market where funds for real estate investment may decrease.

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

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we operate to potentially offer existing property owners the opportunity to contribute properties to us in tax-deferred transactions using our Operating Partnership common units as transactional currency. As a result, we believe we may have a competitive advantage over certain of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Regulations

Our investments are subject to various U.S. federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not currently believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the “SEC”). Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of the Sponsor. We are dependent on the Advisor and affiliates of our Sponsor (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on them for assessing, identifying and managing material risks to our business from cybersecurity threats.

The Advisor and its affiliates take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout their operations that are designed to address cybersecurity threats and incidents. The Advisor and its affiliates regularly assess risks from cybersecurity threats, monitor their information systems for potential vulnerabilities, and test those systems according to their cybersecurity policies, standards, processes, and practices, which are integrated into their overall approach to enterprise risk management. To protect their information systems from cybersecurity threats, the Advisor and its affiliates use various security tools that help them identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with the Company’s disclosure obligations.

The Advisor and its affiliates also partner with independent third-party experts to provide a comprehensive cybersecurity solution that safeguards organizations against a broad spectrum of cyber threats. This comprehensive cybersecurity solution offers advanced threat detection, prevention, and response capabilities, including real-time monitoring, threat intelligence, behavioral analysis, endpoint detection and response, malware prevention, and automated response actions. Additionally, the comprehensive cybersecurity solution also provides access to cybersecurity experts, who provide proactive threat monitoring and incident response support to effectively detect, investigate, and remediate security incidents.

The Advisor and its affiliates engage vendors to enhance cybersecurity safeguards and improve incident response and update or replace systems and applications as appropriate to improve data processing and storage management and enhance security. These cybersecurity safeguards include multi-tiered backup protocols, which incorporate immutable backups, embody an innovative approach to data security, providing an additional barrier against ransomware and other cyber threats. Immutable backups ensure that data remains unmodifiable and immune to deletion for a predefined duration, thereby shielding it from unauthorized tampering or access. This technology utilizes sophisticated methods, including immutable storage repositories and ransomware-resistant backup architectures, to uphold the integrity and accessibility of vital data. Through the enforcement of stringent access controls and encryption measures, the resilience and availability of backup data is ensured, empowering an organization to swiftly and securely recover from cyber incidents.

To further protect their information systems, the Advisor and its affiliates structure and monitor relationships with various third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

The Director of Information Technology is responsible for leading the assessment and management of cybersecurity threats. We have implemented a governance program for our cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents. The Advisor and its affiliates have developed and implemented policies to identify and mitigate cybersecurity risks and provide training to their employees at onboarding and thereafter as necessary. Such updates are communicated to all their employees, and actionable guidance is provided when new risks arise.

ITEM 2. PROPERTIES:

As of December 31, 2023, we (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, which owns one limited service hotel, and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which owns one full service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel, a 216-room branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

Wholly-Owned and Consolidated Properties:

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2023	RevPAR for the Year Ended December 31, 2023	ADR for the Year Ended December 31, 2023
Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	43,800	66.2%	$78.78	$118.94

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	53,290	59.3%	$69.40	$116.99

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	31,390	65.9%	$81.33	$123.42

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	33,580	69.9%	$96.16	$138.08

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	45,625	67.3%	$78.52	$116.71

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	50,735	87.1%	$142.52	$163.70

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	30,660	63.4%	$69.03	$108.81

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	29,200	75.7%	$80.02	$105.72

		Total		318,280	69.5%	$88.59	$127.52

Unconsolidated Affiliated Real Estate Entities:

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2023	RevPAR for the Year Ended December 31, 2023	ADR for the Year Ended December 31, 2023
Hilton Garden Inn – Long Island City	Long Island City, New York	2014	3/27/2018	66,795	87.7%	$175.24	$199.71

Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	64,800	83.5%	$239.00	$286.13

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Dollar amounts are presented in thousands, except per share/unit data, RevPAR, ADR and where indicated in millions.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2024, we had 12.9 million shares of our Common Shares outstanding, held by a total of 3,725 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

NAV and NAV per Share

On March 18, 2024, our Board of Directors determined and approved our estimated net asset value (“NAV”) of $128.4 million and resulting NAV per share of common stock (“NAV per Share”) of $9.93, both as of December 31, 2023. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2023 and are effective as of March 18, 2024. In the calculation of our NAV, no allocation of value was made to the Special limited Partner’s Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2023. In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests from the Operating Participation at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

Our estimated NAV and resulting NAV per Share was calculated as of a particular point in time. Accordingly, our estimated NAV and resulting NAV per Share will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business is externally managed by our Advisor which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our Board of Directors have and will continue to review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of December 31, 2023 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association’s (the “IPA”) Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $9.93 as of December 31, 2023 were appropriate and reasonable. Our Board of Directors reviewed the methodologies and assumptions used to reach Capright’s and our Advisor’s respective conclusions. Our Board of Directors, which is responsible for determining our estimated per share value, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $9.93 as of December 31, 2023.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of December 31, 2023 was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

Capright’s opinion was subject to various limitations. In forming its opinion, Capright relied on certain information provided by our Advisor and third parties without independent verification. Our Advisor provided Capright with certain information regarding lease terms and the physical condition and capital expenditure requirements of each of our investment properties. Capright did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of our other assets and liabilities included in our estimated NAV and resulting NAV per Share.

The following is a summary of the valuation methodologies used to value our assets and liabilities by key component:

Investment property, net. Our current ownership interests in real estate properties consist of limited service and full service hospitality properties. Accordingly, Capright utilized a variety of valuation methodologies, each deemed appropriate for the asset type under consideration to assign an estimated value to each asset.

As of December 31, 2023, we (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, which owns one limited service hotel and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which owns one full service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

As of December 31, 2023, we have ownership interests in 10 investment properties, consisting of (i) 8 consolidated properties (the “Consolidated Properties”) and (ii) two unconsolidated equity method properties held in joint ventures (the “Equity Method Properties” and collectively, the ‘‘Investment Properties”). With respect to the Consolidated Properties as of December 31, 2023, we wholly owned and consolidated the operating results and financial condition of eight hospitality properties, or limited service hotels, containing a total of 872 rooms, referred to as the Hotel Portfolio. With respect to our Equity Method Properties as of December 31, 2023, we held a (i) 50% joint venture ownership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in Long Island City and (ii) a 25% joint venture ownership interest in the Williamsburg Moxy Hotel Joint Venture, an affiliated real estate entity, which owns the Williamsburg Moxy Hotel, a 216-room branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. We do not consolidate our joint venture ownership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture but rather account for them under the equity method of accounting.

In forming their conclusion as to the “as-is” value of the Investment Properties as of December 31, 2023, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of nine of the 10 investment properties in which we had ownership interests as of December 31, 2023. The Williamsburg Moxy Hotel was appraised by another independent third party valuation firm. With respect to the appraisals performed by Capright and the other independent third party valuation firm, the scope of their work included:

●	Review of property level information provided by our Advisor;

●	Review of the historical performance of our investment properties and business plans related to operations of these investments;

●	Review of the data models prepared by the Advisor for each investment; and

●	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

The values of our Investment Properties were generally estimated by Capright and the other independent third party valuation firm utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis (“DCF Analysis”) and a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of December 31, 2023 were used.

In forming its opinion, Capright and the other independent third party valuation firm prepared appraisals on each of the Investment Properties. The appraisals estimated values by using a DCF Analysis, a comparable sales approach, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

While we and our Advisor believe that the approaches used by Capright and the other independent third party valuation firm in valuing our investment properties, including an income approach using a DCF Analysis and a comparable sales analysis, are standard in the real estate industry, the estimated fair values for our investment properties may or may not represent current market values or fair values determined in accordance with GAAP. Our consolidated investment properties are carried at their amortized cost basis, subject to any adjustments applicable under GAAP, in our consolidated financial statements. Our unconsolidated investments in real estate are accounted for under the equity method of accounting in our consolidated financial statements.

The following are the key assumptions used in the DCF Analysis utilized by Capright and the other independent third party valuation firm under the income approach to estimate the fair value of the indicated properties as of December 31, 2023:

	Consolidated Properties	Equity Method Properties
	Hotel Portfolio (8 properties)	Hilton Garden Inn - Long Island City	Williamsburg Moxy Hotel
	(weighted average)
Exit capitalization rate	9.01%	8.00%	7.00%
Discount rate	11.01%	10.00%	9.00%
Annual market rent growth	3.40%	2.94%	3.17%
Average holding period (in years)	10.0	10.0	10.0

As of December 31, 2023, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $137.3 million and the aggregate carrying value of our Consolidated Properties was $94.7 million, which equates to an overall increase in value of 45.0%.

As of December 31, 2023, the estimated fair value of our 50% membership interest in the Hilton Garden Inn Joint Venture of $17.6 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $65.2 million less the fair value of the outstanding indebtedness of $32.3 million plus all other non-real estate assets and liabilities, net of $2.4 million. The estimated fair value of our 50% membership interest in the Hilton Garden Inn Joint Venture of $17.6 million compared to our carrying value of $9.4 million, both as of December 31, 2023, equates to an increase in value of 87.6%.

As of December 31, 2023, the estimated fair value of our 25% membership interest in the Williamsburg Moxy Hotel Joint Venture of $21.9 million was calculated based on the gross appraised value of the Williamsburg Moxy Hotel of $171.6 million less the fair value of the outstanding indebtedness of $83.7 million plus all other non-real estate assets and liabilities, net of $(0.2) million. The estimated fair value of our 25% membership interest in the Williamsburg Moxy Hotel Joint Venture of $21.9 million compared to our carrying value of $10.8 million, both as of December 31, 2023, equates to an increase in value of 102.4%.

While we believe that Capright’s and the other independent third party valuation firm’s assumptions utilized for estimating the fair values for the Investment Properties are reasonable, any changes in these assumptions would affect the calculations of the estimated fair values of the Investment Properties. The table below presents the estimated increase or decrease to our estimated NAV per Share as of December 31, 2023 resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the Investment Properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.21)	$0.22
Discount rate	$(0.25)	$0.26

In addition to their appraisals of nine of the Investment Properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

●	Review of property level information provided by our Advisor;

●	Review of the historical performance of our investment properties and business plans related to operations of these investments;

●	Review of the data models prepared by the Advisor supporting the valuation for each investment; and

●	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

Capright has acted as a valuation advisor to us in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright may be engaged to provide financial advisory services to us, our Advisor, or other Lightstone-sponsored investment programs or their affiliates in the future.

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

Other assets: Our other assets consist of tenant accounts receivable and prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items were already considered in our valuation of the respective investments in real estate properties or financial instruments.

Mortgages payable: Our mortgage loans bear interest at variable rates. Accordingly, the estimated fair values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates moves in conjunction with changes to market interest rates.

Other liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to related parties, deposits payable and deferred rental income. The carrying values of these items were considered to equal their fair value due to their short maturities.

Allocations of Value to Subordinated Participation Interests: The Subordinated Participation Interests held by the Special Limited Partner, an affiliate of our Advisor, are classified in noncontrolling interests on our consolidated balance sheet. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013—01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or advisory agreements and the terms of the preferred securities. Because certain distributions related to our Subordinated Participation Interests are only payable to their holder in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, pursuant to the terms of our operating agreement, no allocations are made to the holder of the Subordinated Participation Interests unless the NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. In connection with our Offering, Lightstone SLP III LLC acquired an aggregate of $12.1 million of Subordinated Participation Interests. In the calculation of our NAV, no allocation of value was made to the holder of the Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2023.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated net asset value by our shares of common stock outstanding, all as of December 31, 2023.

Allocation of Estimated NAV per Share

The table below sets forth the key components of the calculation of our NAV and resulting NAV per Share as of December 31, 2023 as well as the comparable calculation as of December 31, 2022. The estimated NAV per Share of $9.93 as of December 31, 2023, represents a decrease of $0.35 per share, or 3.5%, from the estimated NAV per Share of $10.28 as of December 31, 2022.

	As of December 31, 2023		As of December 31, 2022
	Value	Per Share	Value	Per Share
Net Assets:
Investment properties, net	$176,867	$13.68	$175,462	$13.45
Non-Real Estate Assets:
Cash and cash equivalents	3,848		18,391
Marketable securities	7,196		3,314
Other assets	1,450		998
Total non-real estate assets	12,494	0.97	22,703	1.74
Total Assets	189,361	14.65	198,165	15.19
Liabilities:
Mortgages payable	(57,161)		(60,814)
Other liabilities	(3,843)		(3,262)
Total Liabilities	(61,004)	(4.72)	(64,076)	(4.91)
Net Asset Value before Allocations to Subordinated Participation Interests	128,357	$9.93	$134,089	$10.28
Allocations to Subordinated Participation Interests	-	-	-	-
Net Asset Value	$128,357	$9.93	$134,089	$10.28

Shares of Common Stock Outstanding	12,931		13,042

Historical Estimated NAV per Share

More information regarding our historical reported estimated NAV per Share as of December 31, 2022 may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our Board of Directors. The estimated NAV per Share approved by our Board of Directors does not represents the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her shares at the estimated NAV per Share;

●	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange,

●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV per Share value on an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

SRP

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated NAV per Share, as determined by our Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

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

For the year ended December 31, 2023, we repurchased 111,434 Common Shares at a weighted average price per share of $10.09. For the year ended December 31, 2022, we repurchased 110,093 Common Shares at a weighted average price per share of $9.06.

Distributions

Common Shares

There were no distributions declared or paid for any periods during the year ended December 31, 2022. However, on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share. Total distributions declared during the year ended December 31, 2023 were $3.9 million.

On March 18, 2024, the Board of Directors determined to suspend regular quarterly distributions.

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

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through December 31, 2023, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Participation Interests may also entitle the Special Limited Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Special Limited Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data, RevPAR, ADR and where indicated in millions.

Overview

Lightstone REIT III, together with the Operating Partnership and its subsidiaries are collectively referred to as “the Company” and the use of “we”, “our” or “us” or similar pronouns in this Annual Report refers to Lightstone REIT III, its Operating Partnership or the Company as required in which such pronoun is used. Through our Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited service hotels all located in the U.S. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, we (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, which owns one limited service hotel and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which owns one full service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel, a 216-room branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for preforming a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned TRS. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Investment Strategy and Policies

We have and expect to continue to invest in commercial properties (such as full service hotels, limited service hotels, and extended stay hotels) and multifamily properties, as well as various other real estate-related investments principally located in the U.S. Our acquisitions may include both portfolios and individual properties. Full service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited service hotels typically do not include these amenities. Extended stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have primarily invested in hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Advisor, including its other sponsored REITs and real estate limited partnerships sponsored by affiliates of our Advisor.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

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

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. We use judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends. The undiscounted projected cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

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

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as earnings from investments in unconsolidated affiliated entities.

We review investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in unconsolidated entities is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

Treatment of Management Compensation, Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to affiliates of our Sponsor, which manages certain of our properties, or to other unaffiliated third-party property managers, principally for the management of our hospitality properties. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Advisor and certain affiliates of our Sponsor also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees are considered incremental to the construction effort and are capitalized to the associated real estate project as incurred. Costs incurred for tenant construction are depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities are depreciated over the estimated useful life of the associated project.

Leasing activity at certain of our properties is outsourced to certain affiliates of our Sponsor. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and certain affiliates of our Sponsor are expensed or capitalized to the basis of acquired assets, as appropriate.

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

To maintain our qualification as a REIT, we engage in certain activities through a TRSs including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Results of Operations

Comparison of the year ended December 31, 2023 vs. December 31, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the years ended December 31, 2023 and 2022 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

During the year ended December 31, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $88.59 from $86.48 and ADR to $127.52 from $122.32 and a slight decrease in the percentage of rooms occupied from 71% to 70%.

Revenues

Revenues increased by $0.8 million to $29.1 million during the year ended December 31, 2023 compared to $28.3 million for the same period in 2022. The slight increase in revenue during the 2023 period is attributable to the favorable impact of higher RevPAR and ADR partially offset by the slight decrease in occupancy.

Property operating expenses

Property operating expenses increased by $1.9 million to $20.0 million during the year ended December 31, 2023 compared to $18.1 million for the same period in 2022. This increase is substantially attributable to higher labor costs resulting from wage inflation and increased property management fees and franchise fees, which are generally based on the increase in revenues.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $1.2 million during the year ended December 31, 2023 compared to $1.3 million for the same period in 2022.

General and administrative expense

General and administrative expenses were unchanged at $2.6 million for both the years ended December 31, 2023 and 2022.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.8 million to $4.1 million during the year ended December 31, 2023 compared to $4.9 million for the same period in 2022.

Interest expense

Interest expense increased by $2.0 million to $5.4 million during the year ended December 31, 2023 compared to $3.4 million for the same period in 2022. Interest expense is attributable to the mortgage financings associated with our hotels, all of which bear interest at variable rates, and reflects higher market interest rates during the 2023 period as well as the changes in the weighted average outstanding principal during the periods.

Gain on forgiveness of debt

During the year ended December 31, 2022, notice was received from the U.S. Small Business Administration that $1.9 million of Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for this amounts during this period.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $3.3 million during the year ended December 31, 2023 compared to income of $3 for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2023, we had $3.8 million of cash on hand and $7.2 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Annual Report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity and including our expectation of refinancing our Revolving Credit Facility as discussed below), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, proceeds received from the sale of marketable securities, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2023, we had mortgage indebtedness totaling $57.6 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets mean our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2023, our total borrowings were $57.6 million which represented 56% of our net assets.

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

We have an advisory agreement with the Advisor and various agreements with certain affiliates of our Sponsor which provide for us to pay certain fees in exchange for services performed by them on our behalf. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and certain affiliates of our Sponsor to perform such services as specified in these agreements.

In addition to meeting working capital needs and making distributions, if any, to maintain our status as a REIT, our capital resources are used to make various payments to our Advisor and certain affiliates of the Sponsor, such as payments of fees related to asset acquisition, development and leasing commissions, asset management fees, and property management (excluding our hospitality properties, each of which is managed by an unrelated third party property manager), as well as the reimbursement of acquisition related expenses and actual expenses it incurred for administrative and other services provided to us. Additionally, in the event of a liquidation of our assets, we may pay our Advisor or certain affiliates of our Sponsor, disposition fees. Furthermore, the Operating Partnership may be required to make distributions to the Special Limited Partner provided stockholders receive a distribution equal to their initial investment plus a stated preferred return. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Year Ended December 31,
	2023	2022
Asset management fees (general and administrative costs)	$1,401	$1,207

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows (used in)/provided by operating activities	$(9)	$3,071
Cash flows used in investing activities	(6,564)	(207)
Cash flows used in financing activities	(7,965)	(1,112)
Change in cash, cash equivalents and restricted cash	(14,538)	1,752
Cash, cash equivalents and restricted cash, beginning of year	18,391	16,639
Cash, cash equivalents and restricted cash, end of year	$3,853	$18,391

Operating activities

The cash flows used in operating activities of $9 during the year ended December 31, 2023 consisted of our net loss of $6.8 million and the net changes in operating assets and liabilities of $1.0 million; which were substantially offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $7.8 million.

Investing activities

The cash flows used in investing activities of $6.6 million during the year ended December 31, 2023 consisted of capital expenditures of $1.0 million, net purchases of marketable securities of $3.8 million, capital contributions of $2.1 million made to the Hilton Garden Inn Joint Venture and Williamsburg Moxy Hotel Joint Venture; partially offset by total distributions received from the Hilton Garden Inn Joint Venture of $0.3 million.

Financing activities

The cash flows used in financing activities of $8.0 million during the year ended December 31, 2023 consisted of distributions to common stockholders of $2.9 million, debt principal payments of $3.7 million, payment of loan fees and expenses of $0.2 million and redemptions and cancellations of common shares of $1.1 million.

SRP

Our SRP may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated NAV per Share, as determined by our Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

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

For the year ended December 31, 2023, we repurchased 111,434 Common Shares at a weighted average price per share of $10.09. For the year ended December 31, 2022, we repurchased 110,093 Common Shares at a weighted average price per share of $9.06.

Distributions

Common Shares

There were no distributions declared or paid for any periods during the year ended December 31, 2022. However, on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share. Total distributions declared during the year ended December 31, 2023 were $3.9 million.

On March 18, 2024, the Board of Directors determined to suspend regular quarterly distributions.

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

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through December 31, 2023, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Participation Interests may also entitle the Special Limited Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Special Limited Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next 5 years and thereafter as of December 31, 2023.

Contractual Mortgage Obligations	2024	2025	2026	2027		2028	Thereafter	Total
Principal maturities	$31,500	$684	$25,410	$		$-	$-	$57,594
Interest payments(1)	3,840	2,335	2,309			-	-	8,484
Total Contractual Mortgage Obligations	$35,340	$3,019	$27,719		$-	$-	$-	$66,078

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All of our mortgage debt outstanding as of December 31, 2023 bears interest based on one-month AMERIBOR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month AMERIBOR rate as of December 31, 2023 were used.

Revolving Credit Facility

We have a non-recourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $60 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

On March 31, 2021, our Revolving Credit Facility was amended providing for (i) us to make a principal paydown of $3.8 million, (ii) us to fund $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options, subject to certain conditions, including the lender’s approval; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

Subject to certain conditions as noted above, the two one-year extension options were exercised on July 13, 2022 and July 13, 2023 at which times, the maturity dates of the Revolving Credit Facility were further extended to July 13, 2023 and July 13, 2024, respectively. In connection with the exercise of the first extension option on July 13, 2022, the interest rate on the Revolving Credit Facility was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor. In connection with the exercise of the second extension option on July 13, 2023, we were required to make a principal paydown of $1.4 million in August 2023 to meet the financial covenants under the Revolving Credit Facility for the quarterly period ended June 30, 2023. Furthermore, we did not meet the financial covenants for the quarterly period ended September 30, 2023 and subsequently in November 2023, the financial institution agreed to (i) waive one of the financial covenants for all remaining quarterly periods through the maturity date and (ii) modify the other financial covenant through the remaining term. In connection with the waiver and modification with respect to the financial covenants, we were required to make another principal paydown of $1.5 million in December 2023 which reduced the outstanding principal balance to $30.8 million and also purchase an interest rate cap contract for the remaining term of the Revolving Credit Facility as discuss below.

On December 1, 2023, we entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on the Revolving Credit Facility. The interest rate cap contract has a notional amount of $30.8 million, matures on July 13, 2024 and effectively caps AMERIBOR at 5.34%. As of December 31, 2023, the fair value of the interest rate cap contract was $10 and is included in prepaid expenses and other assets on the consolidated balance sheet.

As of December 31, 2023, we were in compliance with respect to all of our financial debt covenants.

As of December 31, 2023 and 2022, the Revolving Credit Facility had an outstanding principal balance of $30.8 million and $34.6 million, respectively, and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2023. We currently intend to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that we will be successful in such endeavors.

Home2 Suites Financings

On December 6, 2021,we entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, we initially received $16.2 million and the remaining $2.9 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, and required monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Tukwila Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%.

On December 6, 2021, we entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing we initially received $10.5 million, and the remaining $2.0 million is available, subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, and required monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Salt Lake City Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%.

The Home2 Suites - Tukwila Loan and the Home2 Suites - Salt Lake City Loan are cross-collateralized.

Certain of our debt agreements also contain clauses providing for prepayment penalties. As of December 31, 2023, we were in compliance with all of our financial covenants.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a related party REIT also sponsored by the Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

We and Lightstone REIT II each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2023, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the year ended December 31, 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the years ended December 31, 2023 and 2022, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.3 million and $2.0 million, respectively.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related party REIT also sponsored by the Sponsor, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million.

In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and we are not the primary beneficiary, as it was determined that Lightstone REIT IV is the primary beneficiary. Therefore, we account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Sponsor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, certain affiliates of the Sponsor are reimbursed for various development and development-related costs attributable to the Williamsburg Moxy Hotel.

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

During the years ended December 31, 2023 and 2022, we made capital contributions to the Williamsburg Moxy Joint Venture of $1.6 million and $0.3 million, respectively. During the year ended December 31, 2022, we received a distribution from the Williamsburg Moxy Hotel Joint Venture of $0.1 million.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, has been further extended to May 4, 2024 but has two remaining extension options to August 5, 2024 and February 5, 2025, respectively, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of December 31, 2023 was 5.35%. LIBOR as of December 31, 2022 was 4.39%.

As of December 31, 2023 and 2022, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of interest capitalized to principal) which is presented, net of deferred financing fees of $0.1 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.46%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account, all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are now due at the extended maturity date of May 4, 2024 and are included in other liabilities on the balance sheets as of both December 31, 2023 and 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $83.8 million as of December 31, 2023) on or before its extended maturity date of May 4, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its extended maturity date of May 4, 2024, it will then seek to exercise the two remaining extension options.

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

	For the Year Ended December 31,
	2023	2022
Net loss	$(6,838)	$(215)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	1,940	1,221
Depreciation and amortization of real estate assets	4,105	4,865
FFO	(793)	5,871
MFFO adjustments:
Loss on sale of marketable securities(1)	40	-
Unrealized (gain)/loss on marketable equity securities(2)	(60)	40
Adjustments to equity earnings from unconsolidated affiliated real estate entities	-	(258)
Gain on forgiveness of debt(1)	-	(1,893)
MFFO	(813)	3,760
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$(813)	$3,760

Net loss	$(6,838)	$(215)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(6,838)	$(215)
Net loss per common share, basic and diluted	$(0.53)	$(0.02)

FFO	$(793)	$5,871
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$(793)	$5,871
FFO per common share, basic and diluted	$(0.06)	$0.45

MFFO - IPA recommended format	$(813)	$3,760
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$(813)	$3,760

Weighted average number of common shares outstanding, basic and diluted	12,967	13,080

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012 (date of inception) through December 31, 2023
FFO attributable to Company’s Common Shares	$20,325
Cumulative distributions declared	$29,764

FFO attributable to our Common Shares for the year ended December 31, 2023 was negative $0.8 million and cash flow used in operations was $9. FFO attributable to our Common Shares for the year ended December 31, 2022 was $5.9 million and cash flow provided by operations was $3.1 million.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT III, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT III, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investments in Unconsolidated Affiliated Real Estate Entities – Impairment Evaluation

As of December 31, 2023, the Company had investment property, net of accumulated depreciation, of $94.7 million and investments in unconsolidated affiliated real estate entities of $20.2 million. As more fully described in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investments in unconsolidated affiliated real estate entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investments in unconsolidated affiliated real estate entities may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property or an investment in an unconsolidated affiliated real estate entity may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry, geographic, or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investments in unconsolidated affiliated real estate entities is dependent on a number of factors including the performance of that entity, including the underlying investment property, and market conditions. If the Company determines that a decline in the value of the investments in unconsolidated affiliated real estate entities is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment made by management in identifying indicators of impairment and in determining the estimated recoverability of investment property and the investments in unconsolidated affiliated real estate entities. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of investment property and investments in unconsolidated affiliated real estate entities may not be recoverable, as well as future operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation process. Our procedures included, among others: (i) assessing the methodologies applied; (ii) identifying the existence of any triggering events; (iii) comparing the estimated undiscounted cash flows to historical operating results by property; and (iv) evaluating the reasonableness of significant estimates and assumptions utilized in determining future operating income, the holding period, capitalization rates and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analyses over significant estimates and assumptions including future operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2012.

EISNERAMPER LLP

West Palm Beach, Florida

March 27, 2024

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets

Investment property:
Land and improvements	$21,722	$21,711
Building and improvements	92,493	91,987
Furniture and fixtures	16,960	16,463
Construction in progress	27	47
Gross investment property	131,202	130,208
Less: accumulated depreciation	(36,479)	(32,438)
Net investment property	94,723	97,770

Investments in unconsolidated affiliated real estate entities	20,240	21,755
Cash and cash equivalents	3,848	18,391
Marketable securities, available for sale	7,196	3,314
Accounts receivable and other assets	1,971	1,585
Total Assets	$127,978	$142,815

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,511	$2,960
Mortgages payable, net	57,161	60,814
Distributions payable	970	-
Due to related parties	363	302
Total Liabilities	61,005	64,076

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.9 million and 13.0 million shares issued and outstanding, respectively	129	130
Additional paid-in-capital	110,462	111,585
Accumulated other comprehensive loss	(166)	(250)
Accumulated deficit	(55,544)	(44,818)
Total Company stockholders’ equity	54,881	66,647
Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	66,973	78,739
Total Liabilities and Stockholders’ Equity	$127,978	$142,815

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Revenues	$29,088	$28,311

Expenses:
Property operating expenses	20,015	18,141
Real estate taxes	1,172	1,272
General and administrative costs	2,606	2,621
Depreciation and amortization	4,105	4,865
Total expenses	27,898	26,899

Interest expense	(5,361)	(3,415)
Gain on forgiveness of debt	-	1,893
Earnings from investments in unconsolidated affiliated real estate entities	(3,308)	3
Other income/(expense), net	641	(108)

Net loss	(6,838)	(215)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(6,838)	$(215)

Net loss per Company’s common share, basic and diluted	$(0.53)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	12,967	13,080

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Net loss	$(6,838)	$(215)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	84	(143)
Other comprehensive income/(loss)	84	(143)

Comprehensive loss	(6,754)	(358)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(6,754)	$(358)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2021	13,153	$131	$112,581	$(107)	$(44,603)	$12,092	$80,094

Net loss	-	-	-	-	(215)	-	(215)
Other comprehensive loss	-	-	-	(143)	-	-	(143)
Redemption and cancellation of shares	(110)	(1)	(996)	-	-	-	(997)

BALANCE, December 31, 2022	13,043	130	111,585	(250)	(44,818)	12,092	78,739

Net loss	-	-	-	-	(6,838)	-	(6,838)
Other comprehensive income	-	-	-	84	-	-	84
Distributions declared(a)	-	-	-	-	(3,888)	-	(3,888)
Redemption and cancellation of shares	(111)	(1)	(1,123)	-	-	-	(1,124)

BALANCE, December 31, 2023	12,932	$129	$110,462	$(166)	$(55,544)	$12,092	$66,973

(a)	Distributions per shares were $0.30

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,838)	$(215)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Earnings from investments in unconsolidated affiliated real estate entities	3,308	(3)
Depreciation and amortization	4,105	4,865
Amortization of deferred financing costs	270	238
Gain on forgiveness of debt	-	(1,893)
Other non-cash adjustments	105	186
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(570)	(152)
(Decrease)/increase in accounts payable and other accrued expenses	(450)	44
Increase in due to related parties	61	1
Cash (used in)/provided by operating activities	(9)	3,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(994)	(312)
Proceeds from sale of marketable securities	7,828	-
Purchase of marketable securities	(11,606)	(1,688)
Investments in unconsolidated affiliated real estate entities	(2,090)	(293)
Distribution from unconsolidated affiliated real estate entities	298	2,086
Cash used in investing activities	(6,564)	(207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(3,729)	-
Payment of loan fees and expenses	(194)	(115)
Distribution paid to Company’s common stockholders	(2,918)	-
Redemption and cancellation of common shares	(1,124)	(997)
Cash used in financing activities	(7,965)	(1,112)

Change in cash, cash equivalents and restricted cash	(14,538)	1,752
Cash, cash equivalents and restricted cash, beginning of year	18,391	16,639
Cash, cash equivalents and restricted cash, end of year	$3,853	$18,391

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$5,041	$3,797
Cash paid for tax	$326	$185
Distributions declared, but not paid	$970	$-
Holding gain/loss on marketable securities, available for sale	$84	$143

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$3,848	$18,391
Restricted cash (included in accounts receivable and other assets)	5	-
Total cash, cash equivalents and restricted cash	$3,853	$18,391

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), before September 16, 2021, is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for United States (the “U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2023, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns, operates and develops commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired, developed and operated commercial hospitality properties, principally consisting of limited service hotels and one full service hotel all located in the U.S. Although the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office buildings. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between the Company and related parties.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC (the “Sponsor”), which served as the Company’s sponsor during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired at a cost of $50,000 per unit, or an aggregate consideration of $12.1 million in connection with the Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of the Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality properties, which are each managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities, such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

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

Special Limited Partner

In connection with the Company’s Offering, the Special Limited Partner purchased from the Operating Partnership an aggregate of 242 Subordinated Participation Interests at a cost of $50,000 per unit, or aggregate consideration of $12.1 million.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As the indirect majority owner of the Special Limited Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Participation Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, from inception through December 31, 2023, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Participation Interests may also entitle the Special Limited Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon the Company’s liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Special Limited Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Related Parties

The Company’s Advisor and certain affiliates of the Sponsor, including the Special Limited Partner, are related parties of the Company as well as the other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, these entities are entitled to compensation and reimbursement for services and costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

See Note 7 – Related Party Transactions for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2023, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2023 and 2022

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

Interest Rate Cap Contracts

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments are recorded in other income/(expense), net on the consolidated statements of operations.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for the right to use a hotel room. The Company’s contractual performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotels. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

	For the Year Ended December 31,
	2023	2022
Revenues
Room	$28,197	$27,525
Food, beverage and other	891	786
Total revenues	$29,088	$28,311

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.

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

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends. The undiscounted projected cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value. There were no impairment losses recorded during the years ended December 31, 2023 or 2022.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as earnings from investments in unconsolidated real estate entities.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company reviews investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in an unconsolidated entity is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires a hotel it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2023 and 2022, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and other assets, accounts payable and other accrued expenses, due to related parties approximate their fair values because of the short maturity of these instruments.

The estimated fair value of the Company’s mortgages payable as of both December 31, 2023 and 2022 approximated their carrying values because they bear interest at floating rates.

Concentration of Risk

As of December 31, 2023 and 2022, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard effective January 1, 2023, noting that it did not have a material impact on its consolidated financial statements.

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on the consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on the consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2023	December 31, 2022
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	$9,405	$9,604
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25.00%	10,835	12,151
Total investments in unconsolidated affiliated real estate entities			$20,240	$21,755

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by the Company’s Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan, collateralized by the Hilton Garden Inn – Long Island City, from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

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

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company and Lightstone REIT II each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2023, the Hilton Garden Inn Joint Venture is in compliance with respect to all of its financial covenants.

During the year ended December 31, 2023, the Company made capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the years ended December 31, 2023 and 2022, the Company received distributions from the Hilton Garden Inn Joint Venture of $0.3 million and $2.0 million, respectively.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statement of operations for the Hilton Garden Inn Joint Venture:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenues	$12,417	$11,353

Property operating expenses	7,571	6,646
General and administrative costs	139	21
Depreciation and amortization	2,429	2,443

Operating income	2,278	2,243
Interest expense and other, net	(2,972)	(1,997)
Gain on forgiveness of debt	-	516
Net (loss)/income	$(694)	$762
Company’s share of net (loss)/income (50.0%)	$(347)	$381

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2023	December 31, 2022
Investment property, net	$48,001	$50,254
Cash	1,741	1,231
Other assets	1,816	1,276
Total assets	$51,558	$52,761

Mortgage payable, net	$32,273	$32,233
Other liabilities	1,075	1,920
Members’ capital	18,210	18,608
Total liabilities and members’ capital	$51,558	$52,761

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related party REIT also sponsored by the Company’s Sponsor, pursuant to which the Company acquired 25% of Lightstone REIT IV’s membership interest in Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and the Company is not the primary beneficiary, as it was determined that Lightstone REIT IV is the primary beneficiary. Therefore, the Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Sponsor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, certain affiliates of the Sponsor are reimbursed for various development and development-related costs attributable to the Williamsburg Moxy Hotel.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

During the years ended December 31, 2023 and 2022, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $1.6 million and $0.3 million, respectively. During the year ended December 31, 2022, the Company received distributions from the Williamsburg Moxy Hotel Joint Venture of $0.1 million.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan which was scheduled to initially mature on February 5, 2024, has been further extended to May 4, 2024, and has two remaining extension options to August 5, 2024 and February 5, 2025, respectively, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of December 31, 2023 was 5.35%. LIBOR as of December 31, 2022 was 4.39%.

As of December 31, 2023 and 2022, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of interest capitalized to principal) which is presented, net of deferred financing fees of $0.1 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.46%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are now due at the extended maturity date of May 4, 2024 and are included in other liabilities on the balance sheets as of both December 31, 2023 and 2022.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $83.8 million as of December 31, 2023) on or before its extended maturity date of May 4, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its extended maturity date of May 4, 2024, it will then seek to exercise the two remaining extension options.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statement of operations for the Williamsburg Moxy Joint Venture:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenues	$23,336	$-
Property operating expenses	18,820	-
Pre-opening costs	2,339	1,505
General and administrative costs	253	8
Depreciation and amortization	2,905	-
Operating loss	(981)	(1,513)

Interest expense	(10,860)	-
Net loss	$(11,841)	$(1,513)
Company’s share of net loss (25.00%)	$(2,961)	$(378)

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture:

	As of	As of
	December 31, 2023	December 31, 2022
Investment property, net	$126,603	$114,615
Cash	3,453	752
Other assets	2,385	2,346
Total assets	$132,441	$117,713

Loans payable, net	$83,666	$63,631
Other liabilities	6,023	6,064
Members’ capital	42,752	48,018
Total liabilities and members’ capital	$132,441	$117,713

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$3,456	$14	$(4)	$3,466
Mutual Funds	3,150	-	-	3,150
	6,606	14	(4)	6,616
Debt securities:
Corporate Bonds	746	-	(166)	580
Total	$7,352	$14	$(170)	$7,196

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$961	$-	$(45)	$916
Mutual Funds	222	-	(5)	217
	1,183	-	(50)	1,133
Debt securities:
Corporate Bonds	746	-	(263)	483
U.S.Treasury Bills	1,685	13	-	1,698
	2,431	13	(263)	2,181
Total	$3,614	$13	$(313)	$3,314

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company may sell certain of its investments in marketable debt securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

Derivative Financial Instruments

On December 1, 2023, the Company entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to this financial instrument. Management believes the risk of loss due to non-performance to be minimal.

The Company is accounting for the interest rate cap contract as an economic hedge, marking the contract to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contract in the consolidated statements of operations.

For the year ended December 31, 2023, the Company recorded an unrealized loss of $34 in the consolidated statements of operations (included in other income/(expense), net) representing the change in the fair value of the economic hedge during the period. The Company did not have any derivative financial instruments during the 2022 period.

The interest rate cap contract has a notional amount of $30.8 million, matures on July 13, 2024 and effectively caps AMERIBOR at 5.34%. The fair value of the interest rate cap contract was $10 as of December 31, 2023 and is included in prepaid expenses and other assets on the consolidated balance sheet. See Note 5 for additional information.

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

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s mutual funds and U.S. Treasury Bills were classified as Level 1 assets and the Company’s preferred equity securities, corporate bonds and interest rate cap contract were classified as Level 2 assets. There were no transfers between the level classifications during the years ended December 31, 2023 and 2022.

The fair values of the Company’s investments in mutual funds and U.S. Treasury Bills are measured using quoted prices in active markets for identical assets and its preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active. The fair value of the Company’s interest rate cap contract is measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2023
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	580
Total	$580

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Mortgages Payable, Net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2023	Maturity Date	Amount Due at Maturity	As of December 31, 2023	As of December 31, 2022
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	8.26%	July 2024	$30,844	$30,844	$34,573

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.68%	December 2026	15,006	16,210	16,210

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.68%	December 2026	9,757	10,540	10,540

Total mortgages payable		8.46%		$55,607	57,594	61,323

Less: Deferred financing costs					(433)	(509)

Total mortgage payable, net					$57,161	$60,814

AMERIBOR as of December 31, 2023 and 2022 was 5.43% and 4.64%, respectively.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revolving Credit Facility

The Company has a non-recourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides it with a line of credit of up to $60 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

On March 31, 2021, the Company’s Revolving Credit Facility was amended providing for (i) it to make a principal paydown of $3.8 million, (ii) it to fund $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) two one-year extension options, subject to certain conditions, including the lender’s approval; and (v) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

Subject to certain conditions as noted above, the two one-year extension options were exercised on July 13, 2022 and July 13, 2023 at which times, the maturity dates of the Revolving Credit Facility were further extended to July 13, 2023 and July 13, 2024, respectively. In connection with the exercise of the first extension option on July 13, 2022, the interest rate on the Revolving Credit Facility was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor. In connection with the exercise of the second extension option on July 13, 2023, the Company was required to make a principal paydown of $1.4 million in August 2023 to meet the financial covenants under the Revolving Credit Facility for the quarterly period ended June 30, 2023. Furthermore, the Company did not meet the financial covenants for the quarterly period ended September 30, 2023 and subsequently in November 2023, the financial institution agreed to (i) waive one of the financial covenants for all remaining quarterly periods through the maturity date and (ii) modify the other financial covenant through the remaining term. In connection with the waiver and modification with respect to the financial covenants, the Company was required to make another principal paydown of $1.5 million in December 2023 which reduced the outstanding principal balance to $30.8 million and also purchase an interest rate cap contract for the remaining term of the Revolving Credit Facility as discuss below.

On December 1, 2023, the Company entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on the Revolving Credit Facility. The interest rate cap contract has a notional amount of $30.8 million, matures on July 13, 2024 and effectively caps AMERIBOR at 5.34%. As of December 31, 2023, the fair value of the interest rate cap contract was $10 and is included in prepaid expenses and other assets on the consolidated balance sheet.

As of December 31, 2023, the Company was in compliance with respect to all of its financial debt covenants.

As of December 31, 2023 and 2022, the Revolving Credit Facility had an outstanding principal balance of $30.8 million and $34.6 million, respectively, and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2023. The Company currently intends to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that it will be successful in such endeavors.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Home2 Suites Financings

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $19.1 million (the “Home2 Suites – Tukwila Loan”). At closing, the Company initially received $16.2 million and the remaining $2.9 million is available to be drawn upon subject to satisfaction of certain conditions. The Home2 Suites – Tukwila Loan is scheduled to mature on December 6, 2026, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Tukwila Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%.

On December 6, 2021, the Company entered into a non-recourse loan facility providing for up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”). At closing, the Company initially received $10.5 million, and the remaining $2.0 million is available to be drawn upon subject to the satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan is scheduled to mature on December 6, 2026, and requires monthly interest-only payments through December 2023 and subsequently, monthly payments of interest and principal of $0.1 million through its maturity date. The Home2 Suites – Salt Lake City Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the interest rate converted from LIBOR plus 3.50%, with a floor of 3.75%, to AMERIBOR plus 3.50%, with a floor of 3.75%.

The Home2 Suites Tukwila Loan and the Home2 Suites Salt Lake City Loan are cross-collateralized.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$31,500	$684	$25,410	$-	$-	$-	$57,594

Less: Deferred financing costs							(433)

Total principal maturities, net							$57,161

Debt Compliance

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. The Company is currently in compliance with respect to all of its financial covenants.

6. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s Board of Directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2023 and 2022, the Company had no outstanding shares of preferred stock.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

Distributions on Common Shares

There were no distributions declared or paid for any periods during the year ended December 31, 2022. Beginning on March 22, 2023, the Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share. Total distributions declared during the year ended December 31, 2023 were $3.9 million.

On March 18, 2024, the Board of Directors determined to suspend regular quarterly distributions.

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

For the Years Ended December 31, 2023 and 2022

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

For the year ended December 31, 2023, the Company repurchased 111,434 Common Shares at a weighted average price per share of $10.09. For the year ended December 31, 2022, the Company repurchased 110,093 Common Shares at a weighted average price per share of $9.06.

Noncontrolling Interests

See Notes 1 and 7 for additional information on Noncontrolling Interests and the distribution rights related to the Subordinated Participation Interests, respectively.

7. Related Party and Other Transactions

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

The following table summarizes all the compensation and fees the Company paid or may pay to these related parties, including amounts to reimburse their costs in providing services. Additionally, the Special Limited Partner has made contributions to the Operating Partnership in exchange it issuing Subordinated Participation Interests in the Operating Partnership to the Special Limited Partners that may entitle it to subordinated distributions as described in the table below.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

For the Years Ended December 31, 2023 and 2022

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

From the Company’s inception through December 31, 2023, no property management fees or separate fees have been incurred.

Operating Expenses

The Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under ‘‘— Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. From the Company’s inception through December 31, 2023, the Company has not reimbursed the Advisor for providing any administrative services.

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

For the Years Ended December 31, 2023 and 2022

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

From the Company’s inception through December 31, 2023, no annual subordinated performance fees have been incurred.

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

From the Company’s inception through December 31, 2023, no liquidating distributions have been made.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, from the Company’s inception through December 31, 2023, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Participation Interests may also entitle the Special Limited Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon the Company’s liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Special Limited Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Due to related parties and other transactions

Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, non-interest bearing, due on demand and are classified as due to related parties on the consolidated balance sheets.

Certain affiliates of the Company’s Sponsor may also perform fee-based construction management services for both its development and redevelopment activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities will be depreciated over the estimated useful life of the associated project.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Year Ended December 31,
	2023	2022
Asset management fees (general and administrative costs)	$1,401	$1,207

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or certain affiliates of the Sponsor may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and certain affiliates of the Sponsor for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of the Company’s assets, it may pay the Advisor or certain affiliates of the Sponsor a disposition commission.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

Franchise Agreements

As of December 31, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2023, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2024 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	63	Chief Executive Officer and Chairman of the Board of Directors	2024	2014
George R. Whittemore	74	Director	2024	2014
Yehuda “Judah” L. Angster	41	Director	2024	2021

David Lichtenstein is our Chief Executive Officer and Chairman of our board of directors. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone REIT IV Inc., (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On December 19, 2023, Mr. Lichtenstein was appointed to the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021, when he was appointed Chairman Emeritus. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

George R. Whittemore is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone REIT I, and from April 2008 to the present has served as a member of the board of directors of Lightstone REIT II. Previously, Mr. Whittemore served as a Director and member of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company, through May 2023. Mr. Whittemore previously served as a director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a director and chairman of the audit committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his experience in accounting, banking, finance and real estate.

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

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	63	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	71	President and Chief Operating Officer
Joseph Teichman	50	General Counsel and Secretary
Seth Molod	60	Chief Financial Officer and Treasurer

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

Seth Molod is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone REIT I, Lightstone REIT II, Lightstone REIT IV and Lightstone V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone REIT I, Lightstone REIT II, Lightstone REIT IV and Lightstone V. Prior to joining The Lightstone Group in August of 2018, Mr. Molod, served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2023, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2023.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2023, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT III Beneficially Owned	Percent of All Common Shares of the Lightstone REIT III
David Lichtenstein(1)	242,222	1.9%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (6 persons)	242,222	1.9%

(1)	Includes 20,000 shares owned by our Advisor and 222,222 shares owned by an entity 100% owned by David Lichtenstein. Our Advisor is wholly owned by the Sponsor, which is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor, Sponsor and its affiliates, including the Special Limited Partner, are majority owned and controlled by Mr. Lichtenstein. We have or may entered into agreements with our Advisor and certain affiliates of the Sponsor to pay certain fees, as described below, in exchange for services performed or consideration given by these and other affiliated entities. As a majority owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Sponsor has certain affiliates which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

We have agreed to pay our property managers a monthly management fee in an amount not to exceed the fee customarily charged, in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of property managers in such area. We will reimburse our property managers for certain costs and expenses. We may also pay our property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed property in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. From our inception through December 31, 2023, no annual subordinated performance fees were incurred.

We have various agreements with the Advisor and certain affiliates of the Sponsor to pay certain fees and reimburse certain costs incurred for services performed by these entities. Additionally, our ability to secure financing and our real estate operations are dependent upon these entities to perform such services as provided in these agreements. As of both December 31, 2023 and 2022, we owed these entities an aggregate of $0.3 million, respectively, which was principally for asset management fees, non-interest bearing, due on demand and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Advisor for the period indicated:

	For the Year Ended December 31,
(amounts in thousands)	2023	2022
Asset management fees (general and administrative costs)	$1,401	$1,207

Special Limited Partner

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through December 31, 2023, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Participation Interests may also entitle the Special Limited Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Special Limited Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a related party REIT also sponsored by the Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

We and Lightstone REIT II each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2023, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the year ended December 31, 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the years ended December 31, 2023 and 2022, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.3 million and $2.0 million, respectively.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related party REIT also sponsored by the Sponsor, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million.

In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We have determined that the Williamsburg Moxy Hotel Joint Venture is a variable interest entity and we are not the primary beneficiary, as it was determined that Lightstone REIT IV is the primary beneficiary. Therefore, we account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Sponsor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, certain affiliates of the Sponsor are reimbursed for various development and development-related costs attributable to the Williamsburg Moxy Hotel.

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

During the years ended December 31, 2023 and 2022, we made capital contributions to the Williamsburg Moxy Joint Venture of $1.6 million and $0.3 million, respectively. During the year ended December 31, 2022, we received a distribution from the Williamsburg Moxy Hotel Joint Venture of $0.1 million.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, has been further extended to May 4, 2024 but has two remaining extension options to August 5, 2024 and February 5, 2025, respectively, subject to the satisfaction of certain conditions. The Moxy Construction Loan is collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of December 31, 2023 was 5.35%. LIBOR as of December 31, 2022 was 4.39%.

As of December 31, 2023 and 2022, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of interest capitalized to principal) which is presented, net of deferred financing fees of $0.1 million and $65.6 million (including $1.7 million of interest capitalized to principal) which is presented, net of deferred financing fees of $2.0 million, respectively, on the condensed consolidated balance sheets and is classified as mortgage payable, net. As of December 31, 2023, the Williamsburg Moxy Construction Loan’s interest rate was 14.46%. Additionally, the Williamsburg Moxy Hotel Joint Venture was required by the lender to deposit $3.0 million of key money (the “Key Money”) received from Marriott International, Inc. (“Marriott”) during the first quarter of 2023 into an escrow account, all of which was subsequently used to fund remaining construction costs for the project during the second quarter of 2023.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture has provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are now due at the extended maturity date of May 4, 2024 and are included in other liabilities on the balance sheets as of both December 31, 2023 and 2022.

The Williamsburg Moxy Hotel Joint Venture currently expects to refinance the Moxy Construction Loan (outstanding principal balance of $83.8 million as of December 31, 2023) on or before its extended maturity date of May 4, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Williamsburg Moxy Hotel Joint Venture is unable to refinance the Moxy Construction Loan on or before its extended maturity date of May 4, 2024, it will then seek to exercise the two remaining extension options.

See Note 3 of the Notes to Consolidated Financial Statements for additional information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, West Palm Beach, FL, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

(amounts in thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Audit Fees(a)	$221	$242
Tax Fees(b)	61	87
Total Fees	$282	$329

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT III, Inc.’s audited financial statements as of and for the year ended December 31, 2023.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT III, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and expects to continue to principally invest in commercial properties (including limited service hotels, full service hotels and extended stay hotels), as well as various other real estate-related investments primarily located in the U.S. The Company’s acquisitions may include both portfolios and individual properties. Limited service hotels generally provide minimal guest amenities. Full service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Extended stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. The Company has no limitation as to the brand of franchise or license with which its hotels may be associated. The Company generally intends to hold each of its real estate properties until its investment objectives are met or it is likely they will not be met.

Even though the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs.

The Company intends for its portfolio to provide consistent current income and also to provide capital appreciation resulting from its expectation that in certain circumstances it has or will be able to acquire properties at a discount to replacement cost or otherwise at less than what it perceives as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital it deployed to acquire and rehabilitate the property. The Company has and may continue to acquire properties that it believes would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. The Company has and plans to continue to diversify its portfolio by geographic region, investment size and investment risk with the goal of owning a portfolio of hotels and other income-producing real estate properties and real estate-related assets that provide attractive returns for its investors.

Financing Policies

The Company has and expects to continue to utilize leverage for its properties. The number of different properties the Company will acquire may be affected by numerous factors, including, the amount of funds available to it. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

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

Policy on Sale or Disposition of Properties

The Company’s Board of Directors will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties until its investment objectives are met or it is likely they will not be met. At a future date, the Company’s Board of Directors may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board of Directors, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board of Directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under U.S federal income tax laws.

When the Company sells a property, it intends to obtain an all-cash sale price. However, the Company may take a purchase money obligation secured by a mortgage on the property as partial payment, and there are no limitations or restrictions on the Company’s ability to take such purchase money obligations. The terms of payment to the Company will be affected by customs in the area in which the property being sold is located and the then prevailing economic conditions. If the Company receives notes and other property instead of cash from sales, these proceeds, other than any interest payable on these proceeds, will not be available for distributions until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed. Therefore, the distribution of the proceeds of a sale to the stockholders may be delayed until that time. In these cases, the Company will receive payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years

Independent Directors

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT III, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2023

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT III, Inc.
3.2(2)	Bylaws of Lightstone Value Plus REIT III, Inc.
4.1(3)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2(3)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.3(6)	Description of Shares
4.4(4)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1(3)	Advisory Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(5)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023.
(2)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.
(3)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: March 27, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 27, 2024
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 27, 2024
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 27, 2024
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 27, 2024
Yehuda “Judah” L. Angster