Form 10-Q
period 2024-03-31
Lightstone Value Plus REIT III, Inc.
filed 2024-05-15
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐   No ☑

As of May 7, 2024, there were approximately 12.9 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$21,725	$21,722
Building and improvements	92,606	92,493
Furniture and fixtures	16,869	16,960
Construction in progress	43	27
Gross investment property	131,243	131,202
Less: accumulated depreciation	(37,297)	(36,479)
Net investment property	93,946	94,723

Investments in unconsolidated affiliated real estate entities	18,244	20,240
Cash and cash equivalents	5,451	3,848
Marketable securities, available for sale	5,315	7,196
Accounts receivable and other assets	2,056	1,971
Total Assets	$125,012	$127,978

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$3,152	$2,511
Mortgages payable, net	57,161	57,161
Distributions payable	-	970
Due to related parties	718	363
Total Liabilities	61,031	61,005

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.9 million shares issued and outstanding	129	129
Additional paid-in-capital	110,439	110,462
Accumulated other comprehensive loss	(148)	(166)
Accumulated deficit	(58,531)	(55,544)
Total Company stockholders’ equity	51,889	54,881

Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	63,981	66,973
Total Liabilities and Stockholders’ Equity	$125,012	$127,978

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$6,270	$6,366

Expenses:
Property operating expenses	4,679	4,579
Real estate taxes	364	330
General and administrative costs	673	643
Depreciation and amortization	834	1,180
Total expenses	6,550	6,732

Interest expense	(1,337)	(1,238)
Loss from investments in unconsolidated affiliated real estate entities	(1,501)	(1,178)
Other income, net	131	75

Net loss	(2,987)	(2,707)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(2,987)	$(2,707)

Net loss per Company’s common share, basic and diluted	$(0.23)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	12,930	13,023

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(2,987)	$(2,707)

Other comprehensive income:
Holding gain on marketable securities, available for sale	18	-
Comprehensive loss	(2,969)	(2,707)

Less: Comprehensive income attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(2,969)	$(2,707)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2022	13,043	$130	$111,585	$(250)	$(44,818)	$12,092	$78,739

Net loss	-	-	-	-	(2,707)	-	(2,707)
Distributions declared (a)	-	-	-	-	(975)	-	(975)
Redemption and cancellation of shares	(26)	-	(249)	-	-	-	(249)

BALANCE, March 31, 2023	13,017	$130	$111,336	$(250)	$(48,500)	$12,092	$74,808

(a)	Distributions per share were $0.075.

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2023	12,932	$129	$110,462	$(166)	$(55,544)	$12,092	$66,973

Net loss	-	-	-	-	(2,987)	-	(2,987)
Other comprehensive income	-	-	-	18		-	18
Redemption and cancellation of shares	(2)	-	(23)	-	-	-	(23)

BALANCE, March 31, 2024	12,930	$129	$110,439	$(148)	$(58,531)	$12,092	$63,981

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,987)	$(2,707)
Adjustments to reconcile net loss to cash provided by/(used in) operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,501	1,178
Depreciation and amortization	834	1,180
Amortization of deferred financing costs	74	53
Other non-cash adjustments	26	59
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(177)	(271)
Increase in accounts payable and other accrued expenses	640	370
Increase in due to related parties	355	15
Cash provided by/(used in) operating activities	266	(123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(41)	(166)
Purchase of marketable securities	(80)	(10,311)
Proceeds from sale of marketable securities	2,030	1,903
Distributions from unconsolidated affiliated real estate entities	627	-
Investments in unconsolidated affiliated real estate entities	(132)	(502)
Cash provided by/(used in) investing activities	2,404	(9,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(74)	-
Distributions to common stockholders	(970)	-
Redemption and cancellation of common shares	(23)	(249)
Cash used in financing activities	(1,067)	(249)

Change in cash, cash equivalents and restricted cash	1,603	(9,448)
Cash, cash equivalents and restricted cash, beginning of year	3,853	18,391
Cash, cash equivalents and restricted cash, end of period	$5,456	$8,943

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,269	$1,150
Cash paid for taxes	$39	$42
Distributions declared, but not paid	$-	$972
Holding gain on marketable securities, available for sale	$18	$-

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$5,451	$8,943
Restricted cash	5	-
Total cash, cash equivalents and restricted cash	$5,456	$8,943

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

1.	Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for United States (the “U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2024, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2024, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between the Company and related parties.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, from inception through March 31, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of March 31, 2024, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT III, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

The Company’s income tax benefits and expense are included in other income, net on its consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $43 and $66.

As of March 31, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
Revenues	2024	2023
Room	$6,055	$6,130
Food, beverage and other	215	236
Total revenues	$6,270	$6,366

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

New Accounting Pronouncements

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

Concentration of Risk

As of March 31, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2024	December 31, 2023
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$8,375	$9,405
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	9,869	10,835
Total investments in unconsolidated affiliated real estate entities			$18,244	$20,240

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

As of March 31, 2024, the Hilton Garden Inn Joint Venture is in compliance with respect to all of its financial covenants.

During the three months ended March 31, 2024, the Company received distributions from the Hilton Garden Joint Venture of $0.6 million.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Revenues	$2,302	$2,029

Property operating expenses	1,811	1,507
General and administrative costs	22	26
Depreciation and amortization	608	609
Operating loss	(139)	(113)
Interest expense	(684)	(626)
Net loss	$(823)	$(739)
Company’s share of net loss (50.00%)	$(412)	$(370)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2024	December 31, 2023
Investment property, net	$47,430	$48,001
Cash	715	1,741
Other assets	1,267	1,816
Total assets	$49,412	$51,558

Mortgage payable, net	$32,266	$32,273
Other liabilities	995	1,075
Members’ capital	16,151	18,210
Total liabilities and members’ capital	$49,412	$51,558

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

During both the three months ended March 31, 2024 and 2023, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of March 31, 2024 and December 31, 2023 was 5.32% and 5.35%, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $85.4 million (including $8.4 million of interest added to principal) which is presented, net of deferred financing fees of $39 and $83.8 million (including $6.9 million of excess interest added to principal) which is presented, net of deferred financing fees of $0.1 million, respectively, on the condensed balance sheets and is classified as mortgage payable, net. As of March 31, 2024, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which are included in other liabilities on the condensed balance sheets as of March 31, 2024 and December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended though the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses in connection with the Moxy Mortgage Loans.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Revenues	$4,559	$953

Property operating expenses	4,662	1,340
Pre-opening costs	-	1,735
General and administrative costs	60	32
Depreciation and amortization	908	271
Operating loss	(1,071)	(2,425)
Interest expense	(3,288)	(808)
Net loss	$(4,359)	$(3,233)
Company’s share of net loss (25.00%)	$(1,090)	$(808)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2024	December 31, 2023
Investment property, net	$125,812	$126,603
Cash	1,917	3,453
Other assets	2,260	2,385
Total assets	$129,989	$132,441

Loans payable, net	$85,352	$83,666
Other liabilities	5,752	6,023
Members’ capital	38,885	42,752
Total liabilities and members’ capital	$129,989	$132,441

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$3,456	$61	$-	$3,517
Mutual Funds	1,200	-	-	1,200
	4,656	61	-	4,717
Debt securities:
Corporate Bonds	746	-	(148)	598
Total	$5,402	$61	$(148)	$5,315

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$3,456	$14	$(4)	$3,466
Mutual Funds	3,150	-	-	3,150
	6,606	14	(4)	6,616
Debt securities:
Corporate Bonds	746	-	(166)	580
Total	$7,352	$14	$(170)	$7,196

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

As of March 31, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The Company’s mutual funds were classified as Level 1 assets and the Company’s preferred equity securities, corporate bonds and interest rate cap contract were classified as Level 2 assets. There were no transfers between the level classifications during the three months ended March 31, 2024 and 2023.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2024
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	598
Total	$598

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2024	Maturity Date	Amount Due at Maturity	As of March 31, 2024	As of December 31, 2023
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	8.66%	July 2024	$30,844	$30,844	$30,844

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	9.01%	December 2026	15,505	16,165	16,210

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	9.01%	December 2026	10,081	10,511	10,540

Total mortgages payable		8.82%		$56,430	57,520	57,594

Less: Deferred financing costs					(359)	(433)

Total mortgage payable, net					$57,161	$57,161

AMERIBOR as of March 31, 2024 and December 31, 2023 was 5.36% and 5.43%, respectively.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The Revolving Credit Facility had two one-year extension options that were exercised on July 13, 2022 and July 13, 2023 at which times, the maturity dates of the Revolving Credit Facility were further extended to July 13, 2023 and July 13, 2024, respectively. In connection with the exercise of the first extension option on July 13, 2022, the interest rate on the Revolving Credit Facility was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor. In connection with the exercise of the second extension option on July 13, 2023, the Company was required to make a principal paydown of $1.4 million in August 2023 to meet the financial covenants under the Revolving Credit Facility for the quarterly period ended June 30, 2023. Furthermore, the Company did not meet the financial covenants for the quarterly period ended September 30, 2023 and subsequently in November 2023, the financial institution agreed to (i) waive one of the financial covenants for all remaining quarterly periods through the maturity date and (ii) modify the other financial covenant through the remaining term. In connection with the waiver and modification with respect to the financial covenants, the Company was required to make another principal paydown of $1.5 million in December 2023 which reduced the outstanding principal balance to $30.8 million and also purchase an interest rate cap contract for the remaining term of the Revolving Credit Facility as discussed below.

On December 1, 2023, the Company entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on the Revolving Credit Facility. The interest rate cap contract has a notional amount of $30.8 million, matures on July 13, 2024 and effectively caps AMERIBOR at 5.34%. As of March 31, 2024, the fair value of the interest rate cap contract was $3 and is included in prepaid expenses and other assets on the consolidated balance sheet.

The Company did not meet the remaining financial debt covenant under the Revolving Credit Facility for the quarterly period ended March 31, 2024, and therefore, the lender has the option of requiring a principal paydown of $2.0 million.

As of both March 31, 2024 and December 31, 2023, the Revolving Credit Facility had an outstanding principal balance of $30.8 million and six of the Company’s hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2024. The Company currently intends to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that it will be successful in such endeavors.

Principal Maturities

The following table sets forth the estimated contractual principal maturities of the Company’s mortgages payable, including balloon payments due at maturity, as of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$31,151	409	$25,960	$-	$-	$-	$57,520

Less: Deferred financing costs							(359)

Total principal maturities, net							$57,161

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. As of March 31, 2024, the Company was in compliance with all of its financial debt covenants, except for the Revolving Credit Facility as discussed above.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

6.	Company’s Stockholder’s Equity

Distributions on Common Shares

On November 13, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.0 million was paid on January 15, 2024 to stockholders of record at the close of business on December 31, 2023.

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

For the three months ended March 31, 2024, the Company repurchased 2,238 Common Shares at a weighted average price of $10.28. For the three months ended March 31, 2023, the Company repurchased 26,327 Common Shares at a weighted average price of $9.46.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Asset management fees (general and administrative costs)	$365	$317

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related parties approximate their fair values because of the short maturity of these instruments.

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

Franchise Agreements

As of March 31, 2024, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), is a Maryland corporation formed on October 5, 2012, which elected to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2024, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Quarterly Report on Form 10-Q refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

As of March 31, 2024, we (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from inception through March 31, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of March 31, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Portfolio Summary –

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2024	RevPAR for the Three Months Ended March 31, 2024	ADR For the Three Months Ended March 31, 2024
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	10,920	67%	$74.45	$110.41

Courtyard - Durham	Durham, North Carolina	1996	5/15/2015	13,286	54%	$55.45	$102.07

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	7,826	67%	$80.49	$119.58

Courtyard - Warwick	Warwick, Rhode Island	2003	3/23/2016	8,372	56%	$71.93	$127.80

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	11,375	65%	$74.13	$113.69

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	12,649	88%	$123.31	$139.84

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	7,644	58%	$57.46	$98.46

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	7,280	58%	$59.24	$101.74

			Total	79,352	65%	$76.31	$116.83

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired/Opened	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2024	RevPAR for the Three Months Ended March 31, 2024	ADR For the Three Months Ended March 31, 2024
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	3/27/2018	16,653	80%	$127.31	$158.79

Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	19,656	77%	$147.84	$189.67

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2024 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 vs. March 31, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2024 and 2023 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

During the three months ended March 31, 2024 compared to same period in 2023, our consolidated hospitality portfolio experienced decreases in RevPAR to $76.31 from $78.10, and ADR to $116.83 from $119.63 while the percentage of rooms occupied remained 65% for both periods.

Revenues

Revenues decreased slightly by $0.1 million to $6.3 million during the three months ended March 31, 2024 compared to $6.4 million for the same period in 2023.

Property operating expenses

Property operating expenses increased slightly by $0.1 million to $4.7 million during the three months ended March 31, 2024 compared to $4.6 million for the same period in 2023.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.4 million during the three months ended March 31, 2024 compared to $0.3 million for the same period in 2023.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $0.7 million during the three months ended March 31, 2024 compared to $0.6 million for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million to $0.8 million during the three months ended March 31, 2024 compared to $1.2 million for the same period in 2023.

Interest expense

Interest expense increased slightly by $0.1 million to $1.3 million during the three months ended March 31, 2024 compared to $1.2 million for the same period in 2023. Interest expense is attributable to the financings associated with our hotels and reflects changes in market interest rates on our mortgage debt, all of which bears interest at variable rates.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.5 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2024, we had $5.5 million of cash on hand and $5.3 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity and including our expectation to extend or refinance our Revolving Credit Facility as discussed below), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of Common Shares and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, proceeds received from the sale of marketable securities, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of March 31, 2024, we had mortgage indebtedness totaling $57.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets mean our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2024, our total borrowings were $57.5 million which represented 57% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Asset management fees (general and administrative costs)	$365	$317

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2024	2023
Cash provided by/(used in) operating activities	$266	$(123)
Cash provided by/(used in) investing activities	2,404	(9,076)
Cash used in financing activities	(1,067)	(249)
Change in cash, cash equivalents and restricted cash	1,603	(9,448)
Cash, cash equivalents and restricted cash, beginning of year	3,853	18,391
Cash, cash equivalents and restricted cash, end of the period	$5,456	$8,943

Operating activities

The net cash provided by operating activities of $0.3 million during the three months ended March 31, 2024 consisted of our net loss of $3.0 million which was offset by the net changes in operating assets and liabilities of $0.8 million and depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $2.4 million.

Investing activities

The net cash provided by investing activities of $2.4 million during the three months ended March 31, 2024 consisted of net proceeds from the sale of marketable securities of $2.0 million and distributions from the Hilton Garden Inn Joint Venture of $0.6 million partially offset by capital contributions of $0.1 million made to the Williamsburg Moxy Hotel Joint Venture and purchases of marketable securities of $0.1 million.

Financing activities

The cash used in financing activities of $1.1 million during the three months ended March 31, 2024 consisted of distributions to common stockholders of $1.0 million and debt principal payments of $0.1 million.

Distributions on Common Shares

On November 13, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.0 million was paid on January 15, 2024 to stockholders of record at the close of business on December 31, 2023.

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

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through March 31, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

For the three months ended March 31, 2024, we repurchased 2,238 Common Shares at a weighted average price of $10.28. For the three months ended March 31, 2023, we repurchased 26,327 Common Shares at a weighted average price of $9.46.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2024.

Contractual Mortgage Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$31,151	$409	$25,960	$-	$-	$-	$57,520
Interest payments(1)	2,793	2,353	2,354	-	-	-	7,500
Total Contractual Mortgage Obligations	$33,944	$2,762	$28,314	$-	$-	$-	$65,020

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rate specified in the associated debt agreement. All of our mortgage debt outstanding as of March 31, 2024 bears interest based on one-month AMERIBOR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month AMERIBOR rate as of March 31, 2024 was used.

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

The Revolving Credit Facility had two one-year extension options were exercised on July 13, 2022 and July 13, 2023 at which times, the maturity dates of the Revolving Credit Facility were further extended to July 13, 2023 and July 13, 2024, respectively. In connection with the exercise of the first extension option on July 13, 2022, the interest rate on the Revolving Credit Facility was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor. In connection with the exercise of the second extension option on July 13, 2023, we were required to make a principal paydown of $1.4 million in August 2023 to meet the financial covenants under the Revolving Credit Facility for the quarterly period ended June 30, 2023. Furthermore, we did not meet the financial covenants for the quarterly period ended September 30, 2023 and subsequently in November 2023, the financial institution agreed to (i) waive one of the financial covenants for all remaining quarterly periods through the maturity date and (ii) modify the other financial covenant through the remaining term. In connection with the waiver and modification with respect to the financial covenants, we were required to make another principal paydown of $1.5 million in December 2023 which reduced the outstanding principal balance to $30.8 million and also purchase an interest rate cap contract for the remaining term of the Revolving Credit Facility as discussed below.

On December 1, 2023, we entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on the Revolving Credit Facility. The interest rate cap contract has a notional amount of $30.8 million, matures on July 13, 2024 and effectively caps AMERIBOR at 5.34%. As of March 31, 2024, the fair value of the interest rate cap contract was $3 and is included in prepaid expenses and other assets on the consolidated balance sheet.

We did not meet the remaining financial debt covenant under the Revolving Credit Facility for the quarterly period ended March 31, 2024, and therefore, the lender has the option of requiring a principal paydown of $2.0 million.

As of both March 31, 2024 and December 31, 2023, the Revolving Credit Facility had an outstanding principal balance of $30.8 million and six of our hotel properties were pledged as collateral. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2024. We currently intend to seek to further extend the maturity or refinance the Revolving Credit Facility on or before its maturity date of July 13, 2024, however, there can be no assurances that we will be successful in such endeavors.

Certain of our debt agreements also contain clauses providing for prepayment penalties. As of March 31, 2024, we were in compliance with all of our financial debt covenants, except for the Revolving Credit Facility as discussed above.

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

As of March 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the three months ended March 31, 2024, we received distributions from the Hilton Garden Joint Venture of $0.6 million.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $1.7 million during the three months ended March 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

During both the three months ended March 31, 2024 and 2023, we made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan requires monthly interest-only payments based on a rate of 7.50% and the excess is added to the outstanding loan balance due at maturity. SOFR as of March 31, 2024 and December 31, 2023 was 5.32% and 5.35%, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $85.4 million (including $8.4 million of interest added to principal), net of deferred financing fees of $39 and $83.8 million (including $6.9 million of excess interest added to principal), net of deferred financing fees of $0.1 million, respectively. As of March 31, 2024, the Williamsburg Moxy Construction Loan’s interest rate was 14.43%.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended though the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses in connection with the Moxy Mortgage Loans.

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

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(2,987)	$(2,707)
FFO adjustments:
Depreciation and amortization of real estate assets	834	1,180
Adjustments to equity earnings from unconsolidated affiliated real estate entities	531	372
FFO	(1,622)	(1,155)
MFFO adjustments:
Loss on sale of marketable securities (1)	-	4
Unrealized (gain)/loss on marketable equity securities (2)	(50)	40
MFFO	(1,672)	(1,111)
Straight-line rent	-	-
MFFO - IPA recommended format	$(1,672)	$(1,111)

Net loss	$(2,987)	$(2,707)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(2,987)	$(2,707)
Net loss per common share, basic and diluted	$(0.23)	$(0.21)

FFO	$(1,622)	$(1,155)
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$(1,622)	$(1,155)
FFO per common share, basic and diluted	$(0.13)	$(0.09)

MFFO - IPA recommended format	$(1,672)	$(1,111)
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$(1,672)	$(1,111)

Weighted average number of common shares outstanding, basic and diluted	12,930	13,023

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012 (date of inception) through March 31, 2024
FFO attributable to Company’s common shares	$18,703
Distributions paid	$29,764

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: May 15, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)