Form 10-Q
period 2024-06-30
Lightstone Value Plus REIT III, Inc.
filed 2024-08-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐   No ☑

As of August 7, 2024, there were approximately 12.8 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$21,732	$21,722
Building and improvements	92,648	92,493
Furniture and fixtures	16,931	16,960
Construction in progress	94	27
Gross investment property	131,405	131,202
Less: accumulated depreciation	(38,109)	(36,479)
Net investment property	93,296	94,723

Investments in unconsolidated affiliated real estate entities	18,233	20,240
Cash and cash equivalents	4,531	3,848
Marketable securities, available for sale	5,339	7,196
Accounts receivable and other assets	4,197	1,971
Total Assets	$125,596	$127,978

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$3,560	$2,511
Mortgages payable, net	57,165	57,161
Distributions payable	-	970
Due to related parties	1,262	363
Total Liabilities	61,987	61,005

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.9 million shares issued and outstanding	129	129
Additional paid-in-capital	110,119	110,462
Accumulated other comprehensive loss	(125)	(166)
Accumulated deficit	(58,606)	(55,544)
Total Company stockholders’ equity	51,517	54,881

Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	63,609	66,973
Total Liabilities and Stockholders’ Equity	$125,596	$127,978

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,719	$7,966	$14,989	$14,332

Expenses:
Property operating expenses	5,318	5,103	9,997	9,682
Real estate taxes	340	267	704	597
General and administrative costs	823	672	1,496	1,315
Depreciation and amortization	828	1,114	1,662	2,294
Total expenses	7,309	7,156	13,859	13,888

Interest expense	(1,336)	(1,333)	(2,673)	(2,571)
Loss from investments in unconsolidated affiliated real estate entities	(253)	(1,002)	(1,754)	(2,180)
Other income, net	104	242	235	317

Net loss	(75)	(1,283)	(3,062)	(3,990)

Less: net loss attributable to noncontrolling interests	-	-	-	-

Net loss applicable to Company’s common shares	$(75)	$(1,283)	$(3,062)	$(3,990)

Net loss per Company’s common share, basic and diluted	$(0.01)	$(0.10)	$(0.24)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	12,902	12,973	12,916	12,998

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(75)	$(1,283)	$(3,062)	$(3,990)

Other comprehensive income:
Holding gain on marketable securities, available for sale	23	24	41	24
Comprehensive loss	(52)	(1,259)	(3,021)	(3,966)

Less: Comprehensive loss attributable to noncontrolling interests	-	-	-	-

Comprehensive loss attributable to the Company’s common shares	$(52)	$(1,259)	$(3,021)	$(3,966)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, March 31, 2023	13,017	$130	$111,336	$(250)	$(48,500)	$12,092	$74,808

Net loss	-	-	-	-	(1,283)	-	(1,283)
Other comprehensive income	-	-	-	24	-	-	24
Distributions declared(a)	-	-	-	-	(970)	-	(970)
Redemption and cancellation of shares	(60)	(1)	(615)	-	-	-	(616)

BALANCE, June 30, 2023	12,957	$129	$110,721	$(226)	$(50,753)	$12,092	$71,963

(a)	Distributions per share were $0.075.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2022	13,043	$130	$111,585	$(250)	$(44,818)	$12,092	$78,739

Net loss	-	-	-	-	(3,990)	-	(3,990)
Other comprehensive income	-	-	-	24	-	-	24
Distributions declared(a)	-	-	-	-	(1,945)	-	(1,945)
Redemption and cancellation of shares	(86)	(1)	(864)	-	-	-	(865)

BALANCE, June 30, 2023	12,957	$129	$110,721	$(226)	$(50,753)	$12,092	$71,963

(a)	Distributions per share were $0.150.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, March 31, 2024	12,930	$129	$110,439	$(148)	$(58,531)	$12,092	$63,981

Net loss	-	-	-	-	(75)	-	(75)
Other comprehensive income	-	-	-	23		-	23
Redemption and cancellation of shares	(33)	-	(320)	-	-	-	(320)

BALANCE, June 30, 2024	12,897	$129	$110,119	$(125)	$(58,606)	$12,092	$63,609

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2023	12,932	$129	$110,462	$(166)	$(55,544)	$12,092	$66,973

Net loss	-	-	-	-	(3,062)	-	(3,062)
Other comprehensive income	-	-	-	41		-	41
Redemption and cancellation of shares	(35)	-	(343)	-	-	-	(343)

BALANCE, June 30, 2024	12,897	$129	$110,119	$(125)	$(58,606)	$12,092	$63,609

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,062)	$(3,990)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,754	2,180
Depreciation and amortization	1,662	2,294
Amortization of deferred financing costs	148	107
Other non-cash adjustments	63	31
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(2,357)	(1,077)
Increase in accounts payable and other accrued expenses	1,051	399
Increase in due to related parties	721	94
Cash (used in)/provided by operating activities	(20)	38

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(204)	(307)
Purchase of marketable securities	(96)	(10,373)
Proceeds from sale of marketable securities	2,030	4,403
Distributions from unconsolidated affiliated real estate entity	627	-
Investments in unconsolidated affiliated real estate entities	(197)	(1,002)
Cash provided by/(used in) investing activities	2,160	(7,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(144)	-
Distributions to common stockholders	(970)	(975)
Redemption and cancellation of common shares	(343)	(865)
Cash used in financing activities	(1,457)	(1,840)

Change in cash, cash equivalents and restricted cash	683	(9,081)
Cash, cash equivalents and restricted cash, beginning of year	3,853	18,391
Cash, cash equivalents and restricted cash, end of period	$4,536	$9,310

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,545	$2,419
Cash paid for taxes	$53	$212
Investments in unconsolidated affiliated real estate entities in due to related parties	$178	$-
Distributions declared, but not paid	$-	$970
Holding gain/loss on marketable securities, available for sale	$41	$24

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$4,531	$9,310
Restricted cash	5	-
Total cash, cash equivalents and restricted cash	$4,536	$9,310

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

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2024, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns, operates and develops commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired, developed and operated commercial hospitality properties, principally consisting of limited-service hotels and one full-service hotel all located in the U.S. Although the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office buildings. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of June 30, 2024, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between the Company and related parties.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, from inception through June 30, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of June 30, 2024, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT III, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the Company’s 2023 Form 10-K.

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

The Company’s income tax benefits and expense are included in other income, net on its consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $5 and $48, respectively. During the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $3 and income tax expense of $63, respectively.

As of June 30, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2024	2023	2024	2023
Room	$8,461	$7,726	$14,516	$13,856
Food, beverage and other	258	240	473	476
Total revenues	$8,719	$7,966	$14,989	$14,332

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

New Accounting Pronouncements

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the guidance and the impact it may have on the consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is evaluating the guidance and the impact it may have on the consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Concentration of Risk

As of June 30, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2024	December 31, 2023
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$8,523	$9,405
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	9,710	10,835
Total investments in unconsolidated affiliated real estate entities			$18,233	$20,240

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a REIT also sponsored by the Company’s Sponsor and a related party, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan, collateralized by the Hilton Garden Inn – Long Island City, from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

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

During the six months ended June 30, 2024, the Company received distributions from the Hilton Garden Joint Venture of $0.6 million and made contributions of $0.1 million to the Hilton Garden Joint Venture. During the six months ended June 30, 2023, the Company made contributions of $0.4 million to the Hilton Garden Inn Joint Venture.

As of June 30, 2024, the Hilton Garden Inn Joint Venture is in compliance with all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Revenues	$3,473	$3,115	$5,775	$5,144

Property operating expenses	1,992	1,907	3,803	3,414
General and administrative costs	13	106	35	132
Depreciation and amortization	598	596	1,206	1,205
Operating income	870	506	731	393
Interest expense	(705)	(825)	(1,389)	(1,451)
Net income/(loss)	$165	$(319)	$(658)	$(1,058)
Company’s share of earnings (50.00%)	$83	$(159)	$(329)	$(529)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2024	December 31, 2023
Investment property, net	$46,893	$48,001
Cash	820	1,741
Other assets	2,024	1,816
Total assets	$49,737	$51,558

Mortgage payable, net	$32,280	$32,273
Other liabilities	1,011	1,075
Members’ capital	16,446	18,210
Total liabilities and members’ capital	$49,737	$51,558

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and the Company is not the primary beneficiary, as it was determined that Lightstone REIT IV is the primary beneficiary. Therefore, the Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Williamsburg Moxy Hotel Joint Venture are made to the members pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In preparation for the opening of the Williamsburg Moxy Hotel, which opened on March 7, 2023, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs and are expensed as incurred.

During the six months ended June 30, 2024, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million. During the six months ended June 30, 2023, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $0.6 million.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess was added to the outstanding loan balance due at maturity. SOFR as of June 30, 2024 and December 31, 2023 was 5.34% and 5.35%, respectively.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $0.1 million, respectively, on the condensed balance sheets and was classified as mortgages payable, net.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture provided certain completion and carry cost guarantees. Furthermore, in connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which were included in other liabilities on the condensed balance sheets as of December 31, 2023.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor (10.44% as of June 30, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended though the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of June 30, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $3.1 million on the condensed balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which were included in other liabilities on the condensed balance sheets as of June 30, 2024.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Hotel Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Revenues	$8,302	$7,106	$12,861	$8,059

Property operating expenses	5,778	5,905	10,440	7,245
Pre-opening costs	-	493	-	2,228
General and administrative costs	55	47	115	79
Depreciation and amortization	921	869	1,829	1,140
Operating income/(loss)	1,548	(208)	477	(2,633)
Interest expense	(2,851)	(3,162)	(6,139)	(3,970)
Net loss	$(1,303)	$(3,370)	$(5,662)	$(6,603)
Company’s share of net loss (25.00%)	$(326)	$(843)	$(1,416)	$(1,651)
Additional deprecation and amortization expense(1)	(10)	-	(10)	-
Company’s net loss from investment	$(336)	$(843)	$(1,426)	$(1,651)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Williamsburg Moxy Hotel Joint Venture and the amount of the underlying equity in net assets of the Williamsburg Moxy Hotel Joint Venture.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2024	December 31, 2023
Investment property, net	$124,931	$126,603
Cash	5,890	3,453
Other assets	4,476	2,385
Total assets	$135,297	$132,441

Mortgages payable, net	$91,861	$83,666
Other liabilities	5,856	6,023
Members’ capital	37,580	42,752
Total liabilities and members’ capital	$135,297	$132,441

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$3,456	$47	$-	$3,503
Mutual Funds	1,215	-	-	1,215
	4,671	47	-	4,718
Debt securities:
Corporate Bonds	746	-	(125)	621
Total	$5,417	$47	$(125)	$5,339

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$3,456	$14	$(4)	$3,466
Mutual Funds	3,150	-	-	3,150
	6,606	14	(4)	6,616
Debt securities:
Corporate Bonds	746	-	(166)	580
Total	$7,352	$14	$(170)	$7,196

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

As of June 30, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The Company’s mutual funds were classified as Level 1 assets and the Company’s preferred equity securities, corporate bonds and interest rate cap contract were classified as Level 2 assets. There were no transfers between the level classifications during the six months ended June 30, 2024 and 2023.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2024
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	621
Total	$621

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2024	Maturity Date	Amount Due at Maturity	As of June 30, 2024	As of December 31, 2023
Revolving Credit Facility	AMERIBOR + 3.15% (floor of 4.00%)	8.66%	July 2027	$30,844	$30,844	$30,844

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	9.02%	December 2026	15,524	16,123	16,210

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	9.02%	December 2026	10,094	10,483	10,540

Total mortgages payable		8.83%		$56,462	57,450	57,594

Less: Deferred financing costs					(285)	(433)

Total mortgage payable, net					$57,165	$57,161

AMERIBOR as of June 30, 2024 and December 31, 2023 was 5.44% and 5.43%, respectively.

Revolving Credit Facility

The Company has a non-recourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides it with a line of credit of up to $60 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65% loan-to-value ratio subject to also meeting certain financial debt covenants. The Revolving Credit Facility provides for monthly interest-only payments and the outstanding principal balance due at its final maturity. The Revolving Credit Facility also requires the maintenance of certain financial debt covenants, including a prescribed minimum debt service coverage ratio and a debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance. However, in November 2023 the lender agreed to waive one of the financial ratios and modify the other financial ratio through the scheduled maturity of the Revolving Credit Facility on July 13, 2024.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The Revolving Credit Facility, which had an outstanding balance of $30.8 million as of both June 30, 2024 and December 31, 2023, subsequently matured on July 13, 2024 but the lender agreed to take no actions and the Revolving Credit Facility was subsequently amended and restated on July 31, 2024, at which time its following key terms were adjusted:

●	The maturity date was extended by three years to July 13, 2027 with two additional one-year extension options at the sole discretion of the lender;

●	The maximum borrowing amount was reduced to $40.0 million (of which $30.8 million was outstanding);

●	The interest rate was prospectively changed to SOFR plus 3.30%, subject to a 6.64% floor; and

●

The financial debt covenants commence with the quarter ended September 30, 2024, but the Revolving Credit Facility provides for phased increases to the prescribed minimum financial ratios throughout the initial three-year term of the Revolving Credit Facility.

Six of the Company’s hotel properties are currently pledged as collateral under the Revolving Credit Facility.

On December 1, 2023, the Company entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract had a notional amount of $30.8 million, matured on July 13, 2024 and effectively capped AMERIBOR at 5.34%.

In connection with the amendment and restatement of the Revolving Credit Facility, the Company simultaneously entered into an interest rate cap contract at a cost of $85 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract has a notional amount of $30.8 million, matures on July 31, 2025 and effectively caps SOFR at 5.34%.

Principal Maturities

The following table sets forth the estimated contractual principal maturities of the Company’s mortgages payable, including balloon payments due at maturity, as of June 30, 2024 after taking into consideration the aforementioned amendment and restatement of the Revolving Credit Facility:

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$204	$409	$25,993	$30,844	$-	$-	$57,450

Less: Deferred financing costs							(285)

Total principal maturities, net							$57,165

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. As of June 30, 2024, the Company was in compliance with all its financial debt covenants.

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

For the six months ended June 30, 2024, the Company repurchased 34,514 Common Shares at a weighted average price of $9.95. For the six months ended June 30, 2023, the Company repurchased 86,223 Common Shares at a weighted average price of $10.03.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Asset management fees (general and administrative costs)	$365	$360	$730	$677
Finance fees(1)	178	-	178	-
Total	$543	$360	$908	$677

(1)	Finances fees were capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel Joint Venture.

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

Management Agreements

The Company’s hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party management companies. The management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising. The Management Agreements are for initial terms ranging from one year to 10 years however, the agreements can be cancelled for any reason by the Company after giving 60 days’ notice after the one-year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of June 30, 2024, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2024, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Quarterly Report on Form 10-Q refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own, operate and develop commercial properties and make real estate-related investments. Since our inception, we have primarily acquired, developed and operated commercial hospitality properties, principally consisting of limited-service hotels and one full-service hotel all located in the U.S. However, our commercial holdings may also to a lesser extent, consist of retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of June 30, 2024, we (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on June 30, 2023. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

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

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor for services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third-party property manager) and acquisition, disposition, development and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from inception through June 30, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of June 30, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

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

Portfolio Summary –

	Location	Year Built	Date Acquired	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2024	RevPAR for the Six Months Ended June 30, 2024	ADR For the Six Months Ended June 30, 2024
Wholly-Owned and Consolidated Hospitality Properties:

Hampton Inn – Des Moines	Des Moines, Iowa	1987	2/4/2015	21,840	72%	$84.19	$117.14

Courtyard – Durham	Durham, North Carolina	1996	5/15/2015	26,572	60%	$71.32	$118.14

Hampton Inn – Lansing	Lansing, Michigan	2013	3/10/2016	15,652	72%	$91.06	$127.17

Courtyard – Warwick	Warwick, Rhode Island	2003	3/23/2016	16,744	69%	$96.34	$139.95

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	8/2/2016	22,750	70%	$82.83	$118.62

Home2 Suites – Tukwila	Tukwila, Washington	2015	8/2/2016	25,298	91%	$148.19	$162.69

Fairfield Inn – Austin	Austin, Texas	2014	9/13/2016	15,288	64%	$66.04	$102.64

Staybridge Suites – Austin	Austin, Texas	2009	10/7/2016	14,560	71%	$75.63	$106.06

			Total	158,704	72%	$91.47	$127.76

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired/Opened	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2024	RevPAR for the Six Months Ended June 30, 2024	ADR For the Six Months Ended June 30, 2024
Hilton Garden Inn – Long Island City	Long Island City, New York	2014	3/27/2018	33,306	86%	$162.70	$190.27

Williamsburg Moxy Hotel	Williamsburg, New York	2023	3/7/2023	39,312	86%	$216.79	$251.80

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2024 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2023.

Results of Operations

Comparison of the three months ended June 30, 2024 vs. June 30, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2024 and 2023 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

During the three months ended June 30, 2024 compared to same period in 2023, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied to 78% from 74%, RevPAR to $106.63 from $97.36 and ADR to $136.94 from $132.14.

Revenues

Revenues increased by $0.7 million to $8.7 million during the three months ended June 30, 2024 compared to $8.0 million for the same period in 2023. The favorable impact on our revenues during the 2024 period was a result of higher occupancy, RevPAR and ADR.

Property operating expenses

Property operating expenses increased by $0.2 million to $5.3 million during the three months ended June 30, 2024 compared to $5.1 million for the same period in 2023. This increase is primarily attributable to the higher occupancy during the 2024 period and higher franchise and management fees resulting from the increase in revenues discussed above.

Real estate taxes

Real estate taxes were unchanged at $0.3 million during both the three months ended June 30, 2024 and 2023.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $0.8 million during the three months ended June 30, 2024 compared to $0.7 million for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.3 million to $0.8 million during the three months ended June 30, 2024 compared to $1.1 million for the same period in 2023.

Interest expense

Interest expense was unchanged at $1.3 million during both the three months ended June 30, 2024 and 2023. Interest expense is attributable to the financings associated with our hotels and reflects changes in market interest rates on our mortgage debt, all of which bears interest at variable rates.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.3 million and $1.0 million during the three months ended June 30, 2024 and 2023, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Comparison of the six months ended June 30, 2024 vs. June 30, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2024 and 2023 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

During the six months ended June 30, 2024 compared to same period in 2023, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied to 72% from 70%, RevPAR to $91.47 from $87.79 and ADR to $127.76 from $126.29.

Revenues

Revenues increased by $0.7 million to $15.0 million during the six months ended June 30, 2024 compared to $14.3 million for the same period in 2023. The favorable impact on our revenues during the 2024 period was a result of higher occupancy, RevPAR and ADR.

Property operating expenses

Property operating expenses increased by $0.3 million to $10.0 million during the six months ended June 30, 2024 compared to $9.7 million for the same period in 2023. This increase is primarily attributable to the higher occupancy during the 2024 period and reflects higher franchise and management fees resulting from the increase in revenues discussed above.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.7 million during the six months ended June 30, 2024 compared to $0.6 million for the same period in 2023.

General and administrative expense

General and administrative expenses increased by $0.2 million to $1.5 million during the six months ended June 30, 2024 compared to $1.3 million for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.6 million to $1.7 million during the six months ended June 30, 2024 compared to $2.3 million for the same period in 2023.

Interest expense

Interest expense increased slightly by $0.1 million to $2.7 million during the six months ended June 30, 2024 compared to $2.6 million for the same period in 2023. Interest expense is attributable to the financings associated with our hotels and reflects changes in market interest rates on our mortgage debt, all of which bears interest at variable rates.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.8 million and $2.2 million during the six months ended June 30, 2024 and 2023, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of June 30, 2024, we had $4.5 million of cash on hand and $5.3 million of marketable securities. We believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of Common Shares and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, proceeds received from the sale of marketable securities, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of June 30, 2024, we had mortgage indebtedness totaling $57.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets mean our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2024, our total borrowings were $57.5 million which represented 57% of our net assets.

Any future properties that we may acquire or develop may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our assets. These borrowing may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with non-recourse debt. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property-owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property-owning entity.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Asset management fees (general and administrative costs)	$365	$360	$730	$677
Finance fees(1)	178	-	178	-
Total	$543	$360	$908	$677

(1)	Finances fees were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel Joint Venture.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2024	2023
Cash (used in)/provided by operating activities	$(20)	$38
Cash provided by/(used in) investing activities	2,160	(7,279)
Cash used in financing activities	(1,457)	(1,840)
Change in cash, cash equivalents and restricted cash	683	(9,081)
Cash, cash equivalents and restricted cash, beginning of year	3,853	18,391
Cash, cash equivalents and restricted cash, end of the period	$4,536	$9,310

Operating activities

The cash used in operating activities of $20 during the six months ended June 30, 2024 consisted of our net loss of $3.1 million and the changes in operating assets and liabilities of $0.6 million and which was offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $3.6 million.

Investing activities

The cash provided by investing activities of $2.2 million during the six months ended June 30, 2024 consisted of net proceeds from the sale of marketable securities of $1.9 million and distributions from the Hilton Garden Inn Joint Venture of $0.6 million offset by capital contributions of $0.2 million made to the Williamsburg Moxy Hotel Joint Venture, purchases of investment property of $0.2 million and purchases of marketable securities of $0.1 million.

Financing activities

The cash used in financing activities of $1.5 million during the six months ended June 30, 2024 consisted of distributions to common stockholders of $1.0 million, redemptions of Common Shares of $0.3 million and debt principal payments of $0.1 million.

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

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through June 30, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

For the six months ended June 30, 2024, we repurchased 34,514 Common Shares at a weighted average price of $9.95. For the six months ended June 30, 2023, we repurchased 86,223 Common Shares at a weighted average price of $10.03.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2024, after taking into consideration the amendment and restatement of the Revolving Credit Facility as discussed below.

Contractual Mortgage Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$204	$409	$25,993	$30,844	$-	$-	$57,450
Interest payments(1)	2,673	5,077	5,078	1,569	-	-	14,397
Total Contractual Mortgage Obligations	$2,877	$5,486	$31,071	$32,413	$-	$-	$71,847

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rate specified in the associated debt agreement. All of our mortgage debt outstanding as of June 30, 2024 bears interest based on one-month AMERIBOR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month SOFR and the one-month AMERIBOR rate as of June 30, 2024 was used.

Revolving Credit Facility

We have a non-recourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $60 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65% loan-to-value ratio subject to also meeting certain financial debt covenants. The Revolving Credit Facility provides for monthly interest-only payments and the outstanding principal balance due at its final maturity. The Revolving Credit Facility also requires the maintenance of certain financial debt covenants, including a prescribed minimum debt service coverage ratio and a debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance. However, in November 2023 the lender agreed to waive one of the financial ratios and modify the other financial ratio through the scheduled maturity of the Revolving Credit Facility on July 13, 2024.

The Revolving Credit Facility, which had an outstanding balance of $30.8 million as of both June 30, 2024 and December 31, 2023, subsequently matured on July 13, 2024 but the lender agreed to take no actions and the Revolving Credit Facility was amended and restated on July 31, 2024, at which time its following key terms were adjusted:

●	The maturity date was extended by three years to July 13, 2027 with two additional one-year extension options at the sole discretion of the lender;

●	The maximum borrowing amount was reduced to $40.0 million (of which $30.8 million was outstanding);

●	The interest rate was prospectively changed to SOFR plus 3.30%, subject to a 6.64% floor; and

●

The financial debt covenants commence with the quarter ended September 30, 2024, but the Revolving Credit Facility provides for phased increases to the prescribed minimum financial ratios throughout the initial three-year term of the Revolving Credit Facility.

Six of the Company’s hotel properties are currently pledged as collateral under the Revolving Credit Facility.

On December 1, 2023, we entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract has a notional amount of $30.8 million, matured on July 13, 2024 and effectively capped AMERIBOR at 5.34%.

In connection with the amendment and restatement of the Revolving Credit Facility, we simultaneously entered into an interest rate cap contract at a cost of $85 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract has a notional amount of $30.8 million, matures on July 31, 2025 and effectively caps SOFR at 5.34%.

Certain of our debt agreements also contain clauses providing for prepayment penalties. As of June 30, 2024, the Company was in compliance with all its financial debt covenants.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a related party REIT also sponsored by the Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

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

During the six months ended June 30, 2024, we received distributions from the Hilton Garden Joint Venture of $0.6 million and made contributions of $0.1 million to the Hilton Garden Joint Venture. During the six months ended June 30, 2023, we made contributions of $0.4 million to the Hilton Garden Inn Joint Venture.

As of June 30, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

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

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $0.5 million and $2.2 million during the three and six months ended June 30, 2023, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

During the six months ended June 30, 2024 and 2023, we made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million and $0.6 million, respectively.

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess was added to the outstanding loan balance due at maturity. SOFR as of June 30, 2024 and December 31, 2023 was 5.34% and 5.35%, respectively.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal), net of deferred financing fees of $0.1 million.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to a 8.75% floor (10.44% as of June 30, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended though the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and accrued exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of June 30, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million and the remaining unamortized deferred financing fees were $3.1 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which were included in other liabilities on the condensed balance sheets as of June 30, 2024.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(75)	$(1,283)	$(3,062)	$(3,990)
FFO adjustments:
Depreciation and amortization of real estate assets	828	1,114	1,662	2,294
Adjustments to equity earnings from unconsolidated affiliated real estate entities	539	515	1,070	887
FFO	1,292	346	(330)	(809)
MFFO adjustments:
Loss on sale of marketable securities(1)	-	-	-	4
Unrealized (gain)/loss on sale of marketable equity securities(2)	14	(44)	(36)	(4)
MFFO - IPA recommended format	$1,306	$302	$(366)	$(809)

Net loss	$(75)	$(1,283)	$(3,062)	$(3,990)
Less: net loss attributable to noncontrolling interests	-	-	-	-
Net loss applicable to Company’s common shares	$(75)	$(1,283)	$(3,062)	$(3,990)
Net loss per common share, basic and diluted	$(0.01)	$(0.10)	$(0.24)	$(0.31)

FFO	$1,292	$346	$(330)	$(809)
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company’s common shares	$1,292	$346	$(330)	$(809)
FFO per common share, basic and diluted	$0.10	$0.03	$(0.03)	$(0.06)

MFFO - IPA recommended format	$1,306	$302	$(366)	$(809)
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company’s common shares	$1,306	$302	$(366)	$(809)

Weighted average number of common shares outstanding, basic and diluted	12,902	12,973	12,916	12,998

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012 (date of inception) through June 30, 2024
FFO attributable to Company’s common shares	$19,995
Distributions paid	$29,764

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 14, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: August 14, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)