Form 10-K
period 2024-12-31
Lightstone Value Plus REIT III, Inc.
filed 2025-03-26
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

There is no established market for the Registrant’s common shares. As of June 30, 2024, the last business day of the most recently completed second quarter, there were 12.7 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 21, 2025, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.48 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2024. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2025, there were 12.5 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT III, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K (the “Annual Report”), together with other statements and information publicly disseminated by Lightstone Value Plus REIT III, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws, ordinance and regulations, (iv) the level and volatility of interest rates and (v) the availability of suitable acquisition opportunities. Accordingly, there is no assurance that our expectations will be realized.

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

ITEM 1. BUSINESS:

General Description of Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), is a Maryland corporation formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2024, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Annual Report on Form 10-K (the “Annual Report”) refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own, operate and develop commercial hospitality properties and make real estate-related investments. Since our inception, we have primarily acquired, developed and operated commercial hospitality properties, principally consisting of limited-service hotels and one full-service hotel all located in the U.S. However, our commercial holdings may also to a lesser extent, consist of retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2024, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between us and Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a related party REIT, which is sponsored by The Lightstone Group LLC (the “Sponsor”). We and Lightstone REIT II each have a 50% membership interest in the Hilton Garden Inn Joint Venture. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room Marriott branded hotel (the “Williamsburg Moxy Hotel”) located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. The Williamsburg Moxy Hotel Joint Venture is between us and Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

Our advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Sponsor, which served as our sponsor during our initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired at a cost of $50,000 per unit, or for aggregate consideration of $12.1 million in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor for services that are essential to us, including asset management, property management (excluding our hospitality properties, which are managed by unrelated third-party property managers) and acquisition, disposition, development and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Advisor has the right to convert its Common Units into cash or, at our option, an equal number of our Common Shares.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from inception through December 31, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Related Parties

Our Advisor and certain affiliates of the Sponsor, including the Special Limited Partner, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments from such properties/investments and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Business Objectives

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We expect to achieve these objectives primarily through investments in real estate properties.

Investment Strategy and Policies

We have and expect to continue to principally invest in commercial properties (including limited-service hotels, full-service hotels and extended-stay hotels), as well as various other real estate-related investments primarily located in the U.S. Our acquisitions may include both portfolios and individual properties. Limited-service hotels generally provide minimal guest amenities. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have historically acquired hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs.

Financing Strategy and Policies

There is no limitation on the amount we may invest or borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B. of the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by the Board of Directors at least quarterly.

We do not currently intend to exceed the leverage limit in our charter. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

Competition

Hotel markets are highly competitive. This competition could reduce the occupancy levels and revenues for our hotels, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available leading to decreases in the occupancy and room rates for our hotels. In addition, increases in our operating costs due to inflation and other factors may not be fully or partially offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not currently associated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of the Sponsor. We are dependent on the Advisor and affiliates of our Sponsor (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on the them for assessing, identifying and managing material risks to our business from cybersecurity threats.

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

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with our disclosure obligations.

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

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee’s meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

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

ITEM 2. PROPERTIES:

As of December 31, 2024, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which owns one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between us and Lightstone REIT II, a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT II each have a 50% membership interest in the Hilton Garden Inn Joint Venture. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel, a 216-room Marriott branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. We and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

Wholly-Owned and Consolidated Properties:

Hospitality - Limited-Service Hotel	Location	Year Built	Date Acquired	Rooms	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2024	RevPAR for the Year Ended December 31, 2024	ADR for the Year Ended December 31, 2024
Hampton Inn – Des Moines	Des Moines, Iowa	1987	February 4, 2015	120	43,920	70.2%	$80.74	$114.98

Courtyard - Durham	Durham, North Carolina	1996	May 15, 2015	146	53,436	58.9%	$67.08	$113.84

Hampton Inn – Lansing	Lansing, Michigan	2013	March 10, 2016	86	31,476	70.9%	$89.66	$126.42

Courtyard - Warwick	Warwick, Rhode Island	2003	March 23, 2016	92	33,672	72.1%	$105.11	$145.80

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	August 2, 2016	125	45,750	68.6%	$79.64	$116.15

Home2 Suites – Tukwila	Tukwila, Washington	2015	August 2, 2016	139	50,874	88.8%	$149.28	$168.11

Fairfield Inn – Austin	Austin, Texas	2014	September 13, 2016	84	30,744	63.3%	$61.53	$97.15

Staybridge Suites – Austin	Austin, Texas	2009	October 7, 2016	80	29,280	74.9%	$78.22	$104.40

Total				872	319,152	71.1%	$90.59	$127.43

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired	Rooms	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2024	RevPAR for the Year Ended December 31, 2024	ADR for the Year Ended December 31, 2024
Limited-Service Hotel
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	March 27, 2018	183	66,978	86.7%	$190.26	$219.34

Full-Service Hotel
Williamsburg Moxy Hotel(1)	Williamsburg, New York	2023	March 7, 2023	216	79,056	89.5%	$255.25	$285.30

(1)	Construction of the Moxy Williamsburg Hotel was substantially completed and it opened on March 7, 2023.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;
●	our real estate properties are located in markets where we are subject to competition; and
●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2025, we had 12.8 million shares of our common stock (“Common Shares”) outstanding, held by a total of 3,736 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Share

On March 21, 2025, our Board of Directors determined and approved our estimated net asset value (“NAV”) of $134.5 million and resulting NAV per share of common stock (“NAV per Share”) of $10.48, both as of December 31, 2024. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2024 and are effective as of March 21, 2025. In the calculation of our NAV, no allocation of value was made to the Special Limited Partner’s Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2024. In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests from the Operating Participation at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2024 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association’s (the “IPA”) Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $10.48 as of December 31, 2024 were appropriate and reasonable. Our Board of Directors reviewed the methodologies and assumptions used to reach Capright’s and our Advisor’s respective conclusions. Our Board of Directors, which is responsible for determining our estimated per share value, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $10.48 as of December 31, 2024.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of December 31, 2024 was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

As of December 31, 2024, we have ownership interests in 10 investment properties, consisting of (i) 8 consolidated properties (the “Consolidated Properties”) and (ii) two unconsolidated equity method properties held in joint ventures (the “Equity Method Properties” and collectively, the ’‘Investment Properties”). With respect to the Consolidated Properties as of December 31, 2024, we wholly owned and consolidated the operating results and financial condition of eight hospitality properties, or limited service hotels, containing a total of 872 rooms, referred to as the Hotel Portfolio. With respect to our Equity Method Properties as of December 31, 2024, we held a (i) 50% joint venture ownership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in Long Island City and (ii) a 25% joint venture ownership interest in the Williamsburg Moxy Hotel Joint Venture, an affiliated real estate entity, which owns the Williamsburg Moxy Hotel, a 216- room Marriott branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. We do not consolidate our joint venture ownership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture but rather account for them under the equity method of accounting.

In forming their conclusion as to the “as-is” value of the Investment Properties as of December 31, 2024, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of nine of the 10 investment properties in which we had ownership interests as of December 31, 2024. The Williamsburg Moxy Hotel was appraised by another independent third party valuation firm. With respect to the appraisals performed by Capright and the other independent third party valuation firm, the scope of their work included:

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

The values of our Investment Properties were generally estimated by Capright and the other independent third party valuation firm utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis (“DCF Analysis”) and a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of December 31, 2024 were used.

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

The following are the key assumptions used in the DCF Analysis utilized by Capright and the other independent third party valuation firm under the income approach to estimate the fair value of the indicated properties as of December 31, 2024:

	Consolidated Properties	Equity Method Properties
	Hotel Portfolio (8 properties)	Hilton Garden Inn - Long Island City	Williamsburg Moxy Hotel
	(weighted average)
Exit capitalization rate	8.15%	8.00%	7.00%
Discount rate	10.15%	10.00%	9.00%
Annual market rent growth	3.45%	4.79%	5.64%
Average holding period (in years)	10.0	10.0	10.0

As of December 31, 2024, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $138.5 million and the aggregate carrying value of our Consolidated Properties was $91.9 million, which equates to an overall increase in value of 50.7%.

As of December 31, 2024, the estimated fair value of our 50% membership interest in the Hilton Garden Inn Joint Venture of $21.7 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $74.7 million less the fair value of the outstanding indebtedness of $32.3 million plus all other non-real estate assets and liabilities, net of $1.0 million. The estimated fair value of our 50% membership interest in the Hilton Garden Inn Joint Venture of $21.7 million compared to our carrying value of $7.6 million, both as of December 31, 2024, equates to an increase in value of 185.2%.

As of December 31, 2024, the estimated fair value of our 25% membership interest in the Williamsburg Moxy Hotel Joint Venture of $22.7 million was calculated based on the gross appraised value of the Williamsburg Moxy Hotel of $177.5 million less the fair value of the outstanding indebtedness of $92.4 million plus all other non-real estate assets and liabilities, net of $5.6 million. The estimated fair value of our 25% membership interest in the Williamsburg Moxy Hotel Joint Venture of $22.7 million compared to our carrying value of $9.2 million, both as of December 31, 2024, equates to an increase in value of 147.2%.

While we believe that Capright’s and the other independent third party valuation firm’s assumptions utilized for estimating the fair values for the Investment Properties are reasonable, any changes in these assumptions would affect the calculations of the estimated fair values of the Investment Properties. The table below presents the estimated increase or decrease to our estimated NAV per Share as of December 31, 2024 resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the Investment Properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.27)	$0.28
Discount rate	$(0.30)	$0.30

 In addition to their appraisals of nine of the Investment Properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

●	Review of property level information provided by our Advisor;
●	Review of the historical performance of our investment properties and business plans related to operations of these investments;
●	Review of the data models prepared by the Advisor supporting the valuation for each investment; and Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

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

Mortgages payable: Our mortgage loans bear interest at a variable rates. Accordingly, the estimated fair values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates moves in conjunction with changes to market interest rates.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations are made to the holder of the Subordinated Participation Interests unless the NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. In connection with our Offering, Lightstone SLP III LLC acquired an aggregate of $12.1 million of Subordinated Participation Interests. In the calculation of our NAV, no allocation of value was made to the holder of the Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2024.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated net asset value by our shares of common stock outstanding, all as of December 31, 2024.

Allocation of Estimated NAV per Share

The table below sets forth the key components of the calculation of our NAV and resulting NAV per Share as of December 31, 2024 as well as the comparable calculation as of December 31, 2023. The estimated NAV per Share of $10.48 as of December 31, 2024, represents an increase of $0.55 per share, or 5.2%, from the estimated NAV per Share of $9.93 as of December 31, 2023.

	As of December 31, 2024		As of December 31, 2023
	Value	Per Share	Value	Per Share
Net Assets:
Investment properties, net	$182,847	$14.25	$176,867	$13.68
Non-Real Estate Assets:
Cash and cash equivalents	6,175		3,848
Marketable securities	5,858		7,196
Other assets	766		1,450
Total non-real estate assets	12,799	1.00	12,494	0.97
Total Assets	195,646	15.25	189,361	14.65
Liabilities:
Mortgages payable	(56,674)		(57,161)
Other liabilities	(4,479)		(3,843)
Total Liabilities	(61,153)	(4.77)	(61,004)	(4.72)
Net Asset Value before Allocations to Subordinated Participation Interests	134,493	$10.48	128,357	$9.93
Allocations to Subordinated Participation Interests	-	-	-	-
Net Asset Value	$134,493	$10.48	$128,357	$9.93

Shares of Common Stock Outstanding	12,832		12,931

Historical Estimated NAV per Share

More information regarding our historical reported estimated NAV per Share as of December 31, 2023 may be found in our Annual Report on Form 10-K for the Year Ended December 31, 2023, filed on March 27, 2024.

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

SRP

Our share repurchase program, as amended from time to time (the “SRP”) by our Board of Directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2024, we repurchased 99,067 Common Shares at a weighted average price per share of $9.94. For the year ended December 31, 2023, we repurchased 111,434 Common Shares at a weighted average price per share of $10.09.

Distributions

Common Shares

Total distributions declared by our Board of Directors on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share, during the year ended December 31, 2023 were $3.9 million.

On March 18, 2024, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through December 31, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K (the “Annual Report”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data, RevPAR, ADR and where indicated in millions.

Overview

Lightstone REIT III, together with the Operating Partnership and its subsidiaries are collectively referred to as “the Company” and the use of “we”, “our” or “us” or similar pronouns in this Annual Report refers to Lightstone REIT III, its Operating Partnership or the Company as required in which such pronoun is used.

Through our Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited-service hotels all located in the U.S. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2024, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which owns one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between us and Lightstone REIT II, a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT II each have a 50% membership interest in the Hilton Garden Inn Joint Venture. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel, a 216-room Marriott branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. The Williamsburg Moxy Hotel Joint Venture is between us and Lightstone REIT IV, a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT IV have 25% and 75% membership interests in the Williamsburg Moxy Hotel Joint Venture, respectively.

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

To maintain our qualification as a real estate investment trust (“REIT”), we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel, we usually establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Investment Strategy and Policies

We have and expect to continue to invest in commercial properties (such as full-service hotels, limited-service hotels, and extended-stay hotels) and multifamily residential properties, as well as various other real estate-related investments principally located in the U.S. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have primarily invested in hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Advisor, including its other sponsored REITs and real estate limited partnerships sponsored by affiliates of our Advisor.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings, 15 years for land improvements and building improvements and 5 to 10 years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

Investments in Unconsolidated Entities

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as earnings from investments in unconsolidated affiliated entities.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a TRS including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Results of Operations

Comparison of the year ended December 31, 2024 vs. December 31, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the years ended December 31, 2024 and 2023 are attributable to our consolidated limited-service hotels, all of which were owned by us during the entire periods presented.

During the year ended December 31, 2024 compared to same period in 2023, our consolidated limited-service hotel portfolio experienced increases in the percentage of rooms occupied to 71% from 70% and RevPAR to $90.59 from $88.59 and a slight decrease in ADR to $127.43 from $127.52.

Revenues

Revenues increased by $0.8 million to $29.9 million during the year ended December 31, 2024 compared to $29.1 million for the same period in 2023. The increase in revenue during the 2024 period is primarily attributable to the impact of higher occupancy and RevPAR.

Property operating expenses

Property operating expenses increased by $0.4 million to $20.4 million during the year ended December 31, 2024 compared to $20.0 million for the same period in 2023. This increase reflects the slightly higher occupancy during the 2024 period as well as higher labor costs resulting from wage inflation and increased property management fees and franchise fees, which are generally based on the increase in revenues.

Real estate taxes

Real estate taxes increased by $0.2 million to $1.4 million during the year ended December 31, 2024 compared to $1.2 million for the same period in 2023.

General and administrative expense

General and administrative expenses increased by $0.3 million to $2.9 million during the year ended December 31, 2024 compared to $2.6 million for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.8 million to $3.3 million during the year ended December 31, 2024 compared to $4.1 million for the same period in 2023.

Interest expense

Interest expense decreased slightly by $0.1 million to $5.3 million during the year ended December 31, 2024 compared to $5.4 million for the same period in 2023. Interest expense is attributable to the mortgage financings associated with our limited-service hotels, all of which bear interest at variable rates, and reflects lower market interest rates during the 2024 period as well as the changes in the weighted average outstanding principal during the periods.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $2.1 million and $3.3 million during the years ended December 31, 2024 and 2023, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2024, we had $6.2 million of cash on hand and $5.9 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities, if any, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Annual Report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, redemptions and cancellations of Common Shares, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, proceeds received from the sale of marketable securities, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2024, we had mortgage indebtedness totaling $57.3 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets mean our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2024, our total borrowings were $57.3 million which represented 57% of our net assets.

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

In addition to meeting working capital needs and making distributions, if any, to maintain our status as a REIT, our capital resources are used to make various payments to our Advisor and certain affiliates of the Sponsor, such as payments of fees related to asset acquisition, development and leasing commissions, asset management fees, and property management (excluding our hospitality properties, each of which is managed by an unrelated third party property manager), as well as the reimbursement of acquisition related expenses and actual expenses it incurred for administrative and other services provided to us. Additionally, in the event of a liquidation of our assets, we may pay our Advisor or certain affiliates of our Sponsor, disposition fees. Furthermore, the Operating Partnership may be required to make distributions to the Special Limited Partner provided stockholders receive a distribution equal to their initial investment plus a stated preferred return. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management and finance fees.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the services provided by the Advisor for the periods indicated:

	For the Year Ended December 31,
	2024	2023
Asset management fees (general and administrative costs)	$1,462	$1,401
Finance fees (1)	178	-
Total	$1,640	$1,401

(1)	Finances fees were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel Joint Venture.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash provided by/(used in) operating activities	$2,550	$(9)
Net cash provided by/(used in) investing activities	2,498	(6,564)
Net cash used in financing activities	(2,726)	(7,965)
Change in cash, cash equivalents and restricted cash	2,322	(14,538)
Cash, cash equivalents and restricted cash, beginning of year	3,853	18,391
Cash, cash equivalents and restricted cash, end of year	$6,175	$3,853

Operating activities

The net cash provided by operating activities of $2.6 million during the year ended December 31, 2024 consisted of our net loss of $5.2 million adjusted for the changes in operating assets and liabilities of $1.9 million, depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $5.8 million.

Investing activities

The net cash provided by investing activities of $2.5 million during the year ended December 31, 2024 consisted of net proceeds from the sale of marketable securities of $1.4 million and distributions from the Hilton Garden Inn Joint Venture of $1.7 million offset by purchases of investment property of $0.5 million and capital contributions of $0.2 million made to the Williamsburg Moxy Hotel Joint Venture and Hilton Garden Inn Joint Venture.

Financing activities

The net cash used in financing activities of $2.7 million during the year ended December 31, 2024 consisted of debt principal payments of $31.2 million, loan fees and expenses of $0.5 million, distributions to common stockholders of $1.0 million and redemptions of Common Shares of $1.0 million offset by proceeds from mortgage financing of $30.8 million.

SRP

Our SRP may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2024, we repurchased 99,067 Common Shares at a weighted average price per share of $9.94. For the year ended December 31, 2023, we repurchased 111,434 Common Shares at a weighted average price per share of $10.09.

Distributions

Common Shares

Beginning on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share. Total distributions declared during the year ended December 31, 2023 were $3.9 million.

On March 18, 2024, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, since our inception there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next 5 years and thereafter as of December 31, 2024.

Contractual Mortgage Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$409	$26,032	$30,844	$-	$-	$-	$57,285
Interest payments(1)	4,549	4,550	1,422	-	-	-	10,521
Total Contractual Mortgage Obligations	$4,958	$30,582	$32,266	$-	$-	$-	$67,806

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. Our mortgage debt outstanding as of December 31, 2024 bears interest based either on one-month AMERIBOR or one-month SOFR both plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month SOFR and the one-month AMERIBOR rates as of December 31, 2024 were used.

Revolving Credit Facility

On July 31, 2024, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, we received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of our wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage and debt yield ratios, which if not met may also be achieved through principal paydowns on the outstanding balance.

We used the initial advance from the Revolving Credit Facility to repay in full the outstanding principal balance of $30.8 million under our nonrecourse revolving loan up to $60 million (the “Revolving Loan”) with the same financial institution, which was also secured by the same six wholly owned and consolidated limited-service hotels. The scheduled maturity of the Revolving Loan had previously been extended from July 13, 2024 until July 31, 2024.

As of December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $30.8 million and its interest rate was 7.83%. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of December 31, 2024.

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

Home2 Suites Mortgage Financings

On December 6, 2021 we entered into two cross-collateralized non-recourse mortgage loan facilities (collectively, the “Home2 Suites Mortgage Financings”), both with the same financial institution. The Home2 Suites Mortgage Financings consist of (i) a facility providing up to $19.1 million (the “Home2 Suites – Tukwila Loan”) collateralized by our wholly owned and consolidated 139-room limited-service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and (ii) a facility providing up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”) collateralized by our wholly owned and consolidated 125-room limited-service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake City”). The Home2 Suites Mortgage Financings bore interest at a rate of LIBOR plus 3.50%, subject to a floor of 3.75%, through June 30, 2023 at which time they converted to an interest rate of AMERIBOR plus 3.50%, with a floor of 3.75%. As of December 31, 2024 the interest rate on the Home2 Suites Mortgage Financings was 7.89%.

At closing, we received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan provided for monthly interest-only payments through December 31, 2023 and monthly payments of principal and interest of $0.1 million thereafter through its scheduled maturity date of December 6, 2026. As of December 31, 2024, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $16.0 million.

At closing, we received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan provided for monthly interest-only payments through December 31, 2023 and monthly payments of principal and interest of $0.1 million thereafter through its scheduled maturity date of December 6, 2026. As of December 31, 2024, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.4 million.

Certain of our mortgage debt agreements also contain clauses providing for prepayment penalties. As of December 31, 2024, we were in compliance with all of our financial covenants.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT II, a related party REIT also sponsored by the Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

We and Lightstone REIT II each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the years ended December 31, 2024 and 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.1 million and $0.4 million, respectively. During the years ended December 31, 2024 and 2023, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $1.7 million and $0.3 million, respectively.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone REIT IV, a related party REIT also sponsored by the Sponsor, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We have determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and we are not the primary beneficiary, as it was determined that Lightstone REIT IV is the primary beneficiary. Therefore, we account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. Earnings, capital contributions and distributions are allocated in accordance with each investor’s ownership percentage.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Williamsburg Moxy Developer”) pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally, on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates were reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel.

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million during the year ended December 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

During the years ended December 31, 2024 and 2023, we made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million and $1.6 million, respectively.

Casualty Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. As a result of the fire, the Williamsburg Moxy Hotel Joint Venture recognized a gross casualty loss of $1.0 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.8 million plus associated remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage under which it has filed an insurance claim related to the damaged assets. While this insurance claim has not been finalized, the Williamsburg Moxy Hotel Joint Venture did receive an initial advance of $0.5 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.0 million by that amount resulting in the recognition of a casualty loss, net of $0.5 million during the year ended December 31, 2024.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Furthermore, the Williamsburg Moxy Hotel Joint Venture currently intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

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

For the period from January 1, 2023 through March 7, 2023, $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $0.1 million on the condensed balance sheets and was classified as mortgages payable, net.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees, which were included in other liabilities on the condensed balance sheets as of December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. SOFR as of December 31, 2024 was 4.53%. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $2.6 million on the condensed balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheet as of December 31, 2024.

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

	For the Year Ended December 31,
	2024	2023
Net loss	$(5,235)	$(6,838)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	2,164	1,940
Depreciation and amortization of real estate assets	3,320	4,105
FFO	249	(793)
MFFO adjustments:

(Gain)/loss on sale of marketable securities(1)	(54)	40
Unrealized loss/(gain) on marketable equity securities(2)	4	(60)
Adjustments to equity earnings from unconsolidated affiliated real estate entities	113	-
Mark-to-market adjustments(2)	93	-
MFFO – IPA recommended format	$405	$(813)

Net loss	$(5,235)	$(6,838)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(5,235)	$(6,838)
Net loss per common share, basic and diluted	$(0.41)	$(0.53)

FFO	$249	$(793)
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$249	$(793)
FFO per common share, basic and diluted	$0.02	$(0.06)

MFFO – IPA recommended format	$405	$(813)
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$405	$(813)

Weighted average number of common shares outstanding, basic and diluted	12,886	12,967

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2024
FFO attributable to Company’s Common Shares	$20,574
Cumulative distributions declared	$29,764

FFO attributable to our Common Shares for the year ended December 31, 2024 was $0.2 million and cash flow provided by operations was $2.6 million. FFO attributable to our Common Shares for the year ended December 31, 2023 was negative $0.8 million and cash flow used in operations was $9.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT III, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT III, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investments in Unconsolidated Affiliated Real Estate Entities – Impairment Evaluation

As of December 31, 2024, the Company had investment property, net of accumulated depreciation, of approximately $91.9 million and investments in unconsolidated affiliated real estate entities of approximately $16.8 million. As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investments in unconsolidated affiliated real estate entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investments in unconsolidated affiliated real estate entities may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property or an investment in an unconsolidated affiliated real estate entity may not be recoverable.

The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results, as well as significant negative industry, geographic, or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investments in unconsolidated affiliated real estate entities is dependent on a number of factors including the performance of that entity, including the underlying investment property, and market conditions. If the Company determines that a decline in the value of the investments in unconsolidated affiliated real estate entities is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment made by management in identifying indicators of impairment and in determining the estimated recoverability of investment property and the investments in unconsolidated affiliated real estate entities. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amounts of investment property and investments in unconsolidated affiliated real estate entities may not be recoverable, as well as future operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. These procedures included assessing the design of controls over the Company’s impairment evaluation process. Our procedures also included, among others: (i) assessing the methodologies applied; (ii) identifying the existence of any triggering events; (iii) comparing the estimated undiscounted cash flows to historical operating results by property; and (iv) evaluating the reasonableness of significant estimates and assumptions utilized in determining future operating income, the holding period, capitalization rates, and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analyses over significant estimates and assumptions including future operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2012.

EISNERAMPER LLP

Iselin, NJ

March 26, 2025

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets

Investment property:
Land and improvements	$21,753	$21,722
Building and improvements	92,803	92,493
Furniture and fixtures	17,083	16,960
Construction in progress	23	27

Gross investment property	131,662	131,202
Less: accumulated depreciation	(39,735)	(36,479)
Net investment property	91,927	94,723

Investments in unconsolidated affiliated real estate entities	16,770	20,240
Cash and cash equivalents	6,175	3,848
Marketable securities, available for sale	5,858	7,196
Accounts receivable and other assets	1,222	1,971
Total Assets	$121,952	$127,978

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,476	$2,511
Mortgages payable, net	56,674	57,161
Distributions payable	-	970
Due to related parties	2,003	363
Total Liabilities	61,153	61,005

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.8 million and 12.9 million shares issued and outstanding, respectively	128	129
Additional paid-in-capital	109,478	110,462
Accumulated other comprehensive loss	(120)	(166)
Accumulated deficit	(60,779)	(55,544)
Total Company stockholders’ equity	48,707	54,881
Noncontrolling interests	12,092	12,092
Total Stockholders’ Equity	60,799	66,973
Total Liabilities and Stockholders’ Equity	$121,952	$127,978

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Revenues	$29,880	$29,088

Expenses:
Property operating expenses	20,439	20,015
Real estate taxes	1,352	1,172
General and administrative costs	2,884	2,606
Depreciation and amortization	3,320	4,105

Total expenses	27,995	27,898

Interest expense	(5,252)	(5,361)
Loss from investments in unconsolidated affiliated real estate entities	(2,124)	(3,308)
Other income, net	256	641

Net loss	(5,235)	(6,838)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(5,235)	$(6,838)

Net loss per Company’s common share, basic and diluted	$(0.41)	$(0.53)

Weighted average number of common shares outstanding, basic and diluted	12,886	12,967

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023
Net loss	$(5,235)	$(6,838)

Other comprehensive income:

Holding gain on marketable securities, available for sale	46	84

Other comprehensive income	46	84

Comprehensive loss	(5,189)	(6,754)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(5,189)	$(6,754)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2022	13,043	$130	$111,585	$250)	$(44,818)	$12,092	$78,739

Net loss	-	-	-	-	(6,838)	-	(6,838)
Other comprehensive income	-	-	-	84	-	-	84
Distributions declared (a)	-	-	-	-	(3,888)	-	(3,888)
Redemption and cancellation of common shares	(111)	(1)	(1,123)	-	-	-	(1,124)
BALANCE, December 31, 2023	12,932	129	110,462	(166)	(55,544)	12,092	66,973

(a) Distributions per shares were $0.30

Net loss	-	-	-	-	(5,235)	-	(5,235)
Other comprehensive income	-	-	-	46	-	-	46
Redemption and cancellation of common shares	(99)	(1)	(984)	-	-	-	(985)
BALANCE, December 31, 2024	12,833	$128	$109,478	$(120)	$(60,779)	$12,092	$60,799

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,235)	$(6,838)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Loss from investments in unconsolidated affiliated real estate entities	2,124	3,308
Depreciation and amortization	3,320	4,105
Amortization of deferred financing costs	284	270
Other non-cash adjustments	110	105
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	520	(570)
Increase in accounts payable and other accrued expenses	(35)	(450)
Increase in due to related parties	1,462	61
Net cash provided by/(used in) operating activities	2,550	(9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(460)	(994)
Proceeds from sale of marketable securities	5,030	7,828
Purchase of marketable securities	(3,596)	(11,606)
Investments in unconsolidated affiliated real estate entities	(197)	(2,090)
Distributions from unconsolidated affiliated real estate entities	1,721	298
Net cash provided by/(used in) investing activities	2,498	(6,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	30,844	-
Payments on mortgages payable	(31,152)	(3,729)
Payment of loan fees and expenses	(463)	(194)
Distributions paid to Company’s common stockholders	(970)	(2,918)
Redemption and cancellation of common shares	(985)	(1,124)
Net cash used in financing activities	(2,726)	(7,965)

Change in cash, cash equivalents and restricted cash	2,322	(14,538)
Cash, cash equivalents and restricted cash, beginning of year	3,853	18,391
Cash, cash equivalents and restricted cash, end of year	$6,175	$3,853

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$5,033	$5,041
Cash paid for taxes	$67	$326
Distributions declared, but not paid	$-	$970
Investments in unconsolidated affiliated real estate entities in due to related parties	$178	$-
Holding gain on marketable securities, available for sale	$46	$84

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$6,175	$3,848
Restricted cash (included in accounts receivable and other assets)	-	5
Total cash, cash equivalents and restricted cash	$6,175	$3,853

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) is a Maryland corporation, formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for United States (the “U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2024, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns, operates and develops commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired, developed and operated commercial hospitality properties, principally consisting of limited-service hotels and one full-service hotel all located in the U.S. Although the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office buildings. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of December 31, 2024, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full-service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between the Company and Lightstone Value Plus REIT II, Inc. (Lightstone REIT II), a related party REIT, which is sponsored by The Lightstone Group LLC (the “Sponsor”). The Company and Lightstone REIT II each have a 50% membership interest in the Hilton Garden Inn Joint Venture. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room Marriott branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. The Williamsburg Moxy Hotel Joint Venture is between the Company and Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related party REIT, which is sponsored by the Sponsor. The Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

The Company’s advisor is Lightstone Value Plus REIT III LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units (“Common Units”) in the Operating Partnership. The Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on December 24, 2012 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Sponsor, which served as the Company’s sponsor during its initial public offering (the “Offering”) which terminated on March 31, 2017. Mr. Lichtenstein owns 222,222 Common Shares which were issued on December 11, 2014 for $2.0 million, or $9.00 per share. Pursuant to the terms of an advisory agreement and subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP III LLC, a Delaware limited liability company (the “Special Limited Partner”), which owns 242 subordinated participation interests (“Subordinated Participation Interests”) in the Operating Partnership which were acquired at a cost of $50,000 per unit, or an aggregate consideration of $12.1 million in connection with the Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT III or the Operating Partnership.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of the Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality properties, which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities, such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units in the Operating Partnership. The Advisor has the right to convert its Common Units into cash or, at the Company’s option, an equal number of its Common Shares.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, from inception through December 31, 2024, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2024, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of investment property and investments in other unconsolidated affiliated real estate entities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other unconsolidated affiliated real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control and is not considered to be the primary beneficiary are accounted for using the equity method.

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

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments are recorded in other income, net on the consolidated statements of operations.

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

Revenue Recognition

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

For the Years Ended December 31, 2024 and 2023

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

	For the Year Ended December 31,
Revenues	2024	2023
Room	$28,912	$28,197
Food, beverage and other	968	891
Total revenues	$29,880	$29,088

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for credit losses sufficient to cover estimated potential credit losses.

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

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends.  The undiscounted projected cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value. No impairment losses were recorded during the years ended December 31, 2024 and 2023.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings, 15 years for land improvements and building improvements and 5 to 10 years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Investments in Unconsolidated Entities

The Company evaluates all investments in other entities for consolidation. The Company considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as earnings from investments in unconsolidated affiliated real estate entities.

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

Tax Status and Income Taxes

The Company elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders if any. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires a hotel, it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2024 and 2023, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related parties approximate their fair values because of the short maturity of these instruments.

The estimated fair value of the Company’s mortgages payable as of both December 31, 2024 and 2023 approximated their carrying values because they bear interest at floating rates.

Concentration of Risk

As of December 31, 2024 and 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. Through the Company’s Operating Partnership, it owns and operates commercial properties and makes other real estate-related investments, principally in the U.S.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/(loss) which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets.

The accounting policies for the reportable segment are the same as those described above. The CODM uses net income/(loss) to evaluate income generated from assets to assess performance and make decisions about allocating resources. The CODM also uses net income/(loss) to monitor the budget versus actual results, which is used in assessing the Company’s entity-wide operating results and performance.

The revenue, costs and expenses, and net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations.

Significant expense categories, including property operating expenses, general and administrative costs, depreciation and amortization and interest, are included on the Company’s consolidated statements of operations.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the CODM and included within segment profit and loss, as well as the title and position of the CODM. The Company adopted this standard effective January 1, 2024, noting that it did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2024	December 31, 2023
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$7,601	$9,405
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	9,169	10,835
Total investments in unconsolidated affiliated real estate entities			$16,770	$20,240

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT II, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture will fund $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

The Company and Lightstone REIT II each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2024, the Hilton Garden Inn Joint Venture is in compliance with respect to all of its financial covenants.

During the years ended December 31, 2024 and 2023, the Company made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.1 million and $0.4 million, respectively. During the years ended December 31, 2024 and 2023, the Company received aggregate distributions from the Hilton Garden Inn Joint Venture of $1.7 million and $0.3 million, respectively.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Revenues	$13,426	$12,417

Property operating expenses	8,225	7,571
General and administrative costs	70	139
Depreciation and amortization	2,404	2,429

Operating income	2,727	2,278
Interest expense and other, net	(3,041)	(2,972)
Net loss	$(314)	$(694)
Company’s share of net loss (50%)	$(157)	$(347)

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2024	December 31, 2023
Investment property, net	$45,833	$48,001
Cash	1,107	1,741
Other assets	1,334	1,816
Total assets	$48,274	$51,558

Mortgage payable, net	$32,308	$32,273
Other liabilities	1,364	1,075
Members’ capital	14,602	18,210
Total liabilities and members’ capital	$48,274	$51,558

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, the Company formed a joint venture with Lightstone REIT IV, a related party REIT also sponsored by the Company’s Sponsor, pursuant to which the Company acquired 25% of Lightstone REIT IV’s membership interest in Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, the Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. The Company has determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and the Company is not the primary beneficiary, as it was determined that Lightstone REIT IV is the primary beneficiary. Therefore, the Company accounts for its membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because it exerts significant influence over but does not control the Williamsburg Moxy Hotel Joint Venture. Earnings, capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million during the year ended December 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

During the years ended December 31, 2024 and 2023, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million and $1.6 million, respectively.

Casualty Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. As a result of the fire, the Williamsburg Moxy Hotel Joint Venture recognized a gross casualty loss of $1.0 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.8 million plus associated remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage under which it has filed an insurance claim related to the damaged assets. While this insurance claim has not been finalized, the Williamsburg Moxy Hotel Joint Venture did receive an initial advance of $0.5 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.0 million by that amount resulting in the recognition of a casualty loss, net of $0.5 million during the year ended December 31, 2024.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Furthermore, the Williamsburg Moxy Hotel Joint Venture currently intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Moxy Construction Loan

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into a recourse construction loan facility with a financial institution for up to $77.0 million (the “Moxy Construction Loan”) to fund certain of the development, construction and certain pre-opening costs associated with the Williamsburg Moxy Hotel. The Moxy Construction Loan, which was scheduled to initially mature on February 5, 2024, was further extended to May 4, 2024. The Moxy Construction Loan was collateralized by the Williamsburg Moxy Hotel. The Moxy Construction Loan provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective after June 30, 2023, the Moxy Construction Loan’s interest rate converted from LIBOR plus 9.00%, with a floor of 9.50%, to SOFR plus 9.11%, with a floor of 9.61%. The Moxy Construction Loan required monthly interest-only payments based on a rate of 7.50% and the excess added to the outstanding loan balance due at maturity. SOFR as of December 31, 2024 and 2023 was 4.53% and 5.35%, respectively.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $0.1 million, on the condensed balance sheets and was classified as mortgages payable, net.

For the period from January 1, 2023 through March 7, 2023, $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees which were included in other liabilities on the condensed balance sheet as of December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.63% as of December 31, 2024). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned accrued loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $2.6 million on the condensed balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheet as of December 31, 2024.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues	$29,697	$23,336

Property operating expenses	21,574	18,820
Pre-opening costs	-	2,339
General and administrative costs	261	253
Casualty loss, net	453	-
Depreciation and amortization	3,693	2,905
Operating income/(loss)	3,716	(981)
Interest expense	(11,426)	(10,860)
Net loss	$(7,710)	$(11,841)
Company’s share of net loss (25%)	$(1,927)	$(2,961)
Additional depreciation and amortization expense (1)	(40)	-
Company’s net loss from investment	$(1,967)	$(2,961)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Williamsburg Moxy Hotel Joint Venture and the amount of the underlying equity in net assets of the Williamsburg Moxy Hotel Joint Venture

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture:

	As of	As of
	December 31, 2024	December 31, 2023
Investment property, net	$122,370	$126,603
Cash	6,222	3,453
Other assets	6,131	2,385
Total assets	$134,723	$132,441

Mortgages payable, net	$92,416	$83,666
Other liabilities	6,773	6,023
Members’ capital	35,534	42,752
Total liabilities and members’ capital	$134,723	$132,441

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$7	$-	$517
Mutual Funds	4,715	-	-	4,715
	5,225	7	-	5,232
Debt securities:
Corporate Bonds	746	-	(120)	626
Total	$5,971	$7	$(120)	$5,858

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

As of December 31, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The Company’s mutual funds were classified as Level 1 assets and the Company’s preferred equity securities, corporate bonds and interest rate cap contract were classified as Level 2 assets. There were no transfers between the level classifications during the years ended December 31, 2024 and 2023.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2024
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	626
Total	$626

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5. Mortgages Payable, Net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2024	Maturity Date	Amount Due at Maturity	As of December 31, 2024	As of December 31, 2023
Revolving Loan	AMERIBOR + 3.15% (floor of 4.00%)	8.66%	Repaid in full	$-	$-	$30,844

Revolving Credit Facility	SOFR + 3.30% (floor of 6.64%)	8.36%	July 2027	30,844	30,844	-

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.87%	December 2026	15,549	16,023	16,210

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.87%	December 2026	10,110	10,418	10,540
Total mortgages payable		8.59%		$56,503	57,285	57,594

Less: Deferred financing costs					(611)	(433)
Total mortgages payable, net					$56,674	$57,161

SOFR as of December 31, 2024 was 4.53%. AMERIBOR as of December 31, 2024 and 2023 was 4.39% and 5.43%.

Revolving Credit Facility

On July 31, 2024, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, the Company received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of its wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage and debt yield ratios, which if not met may also be achieved through principal paydowns on the outstanding balance.

The Company used the initial advance from the Revolving Credit Facility to repay in full the outstanding principal balance of $30.8 million under its nonrecourse revolving loan up to $60 million (the “Revolving Loan”) with the same financial institution, which was also secured by the same six wholly owned and consolidated limited-service hotels. The scheduled maturity of the Revolving Loan had previously been extended from July 13, 2024 until July 31, 2024.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $30.8 million and its interest rate was 7.83%. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of December 31, 2024.

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

Home2 Suites Mortgage Financings

On December 6, 2021 the Company entered into two cross-collateralized non-recourse mortgage loan facilities (collectively, the “Home2 Suites Mortgage Financings”), both with the same financial institution. The Home2 Suites Mortgage Financings consist of (i) a facility providing up to $19.1 million (the “Home2 Suites – Tukwila Loan”) collateralized by the Company’s wholly owned and consolidated 139-room limited-service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and (ii) a facility providing up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”) collateralized by the Company’s wholly owned and consolidated 125-room limited-service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake City”). The Home2 Suites Mortgage Financings bore interest at a rate of LIBOR plus 3.50%, subject to a floor of 3.75%, through June 30, 2023 at which time they converted to an interest rate of AMERIBOR plus 3.50%, with a floor of 3.75%. As of December 31, 2024 the interest rate on the Home2 Suites Mortgage Financings was 7.89%.

At closing, the Company received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan provided for monthly interest-only payments through December 31, 2023 and monthly payments of principal and interest of $0.1 million thereafter through its scheduled maturity date of December 6, 2026. As of December 31, 2024, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $16.0 million.

At closing, the Company received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan provided for monthly interest-only payments through December 31, 2023 and monthly payments of principal and interest of $0.1 million thereafter through its scheduled maturity date of December 6, 2026. As of December 31, 2024, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.4 million.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgage, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$409	$26,032	$30,844	$-	$-	$-	$57,285

Less: Deferred financing costs							(611)
Total principal maturities, net							$56,674

Debt Compliance

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. The Company is currently in compliance with respect to all of its financial covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its board of directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s Board of Directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2024 and 2023, the Company had no outstanding shares of preferred stock.

Common Shares

On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 200,000,000 Common Shares. Under its charter, the Company cannot make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the Common Shares entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, and (3) to the extent required under Maryland law, its merger, consolidation or the sale or other disposition of all or substantially all of its assets.

All of the Common Shares offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the restrictions on ownership and transfer of Common Shares contained in the Company’s charter and except as may otherwise be specified in the charter, the holders of Common Shares are entitled to one vote per Common Share on all matters submitted to a stockholder vote, including the election of the Company’s directors. There is no cumulative voting in the election of directors. Therefore, the holders of a majority of outstanding Common Shares can elect the Company’s entire Board of Directors. Except as the Company’s charter may provide with respect to any series of preferred stock that the Company may issue in the future, the holders of Common Shares will possess exclusive voting power.

Holders of the Company’s Common Shares are entitled to receive such distributions as authorized from time to time by the Company’s Board of Directors and declared out of legally available funds, subject to any preferential rights of any preferred stock that the Company issues in the future. In any liquidation, each outstanding Common Share entitles its holder to share (based on the percentage of Common Shares held) in the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred stockholders. Holders of Common Shares do not have pre-emptive rights, which means that there is no automatic option to purchase any new Common Shares that the Company issues, nor do holders of Common Shares have any preference, conversion, exchange, sinking fund or redemption rights. Holders of Common Shares do not have appraisal rights unless the Board of Directors determines that appraisal rights apply, with respect to all or any classes or series of stock, to a particular transaction or all transactions occurring after the date of such determination in connection with which holders of such Common Shares would otherwise be entitled to exercise appraisal rights. Common Shares are nonassessable by the Company upon its receipt of the consideration for which the Board of Directors authorized its issuance.

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

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

SRP

The Company’s share repurchase program, as amended from time to time (the “SRP”) by the Board of Directors, may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, the Board of Directors has established that on an annual basis the Company will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2024, the Company repurchased 99,067 Common Shares at a weighted average price per share of $9.94. For the year ended December 31, 2023, the Company repurchased 111,434 Common Shares at a weighted average price per share of $10.09.

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

The following table summarizes all the compensation and fees the Company paid or may pay to these related parties, including amounts to reimburse their costs in providing services. Additionally, the Special Limited Partner has made contributions to the Operating Partnership in exchange for issuing Subordinated Participation Interests in the Operating Partnership to the Special Limited Partners that may entitle it to subordinated distributions as described in the table below.

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

For the Years Ended December 31, 2024 and 2023

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

For the Years Ended December 31, 2024 and 2023

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

From the Company’s inception through December 31, 2024, no property management fees or separate fees have been incurred.

Operating Expenses

The Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under ’’— Asset Management Fee’’) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. From the Company’s inception through December 31, 2024, the Company has not reimbursed the Advisor for providing any administrative services.

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

For the Years Ended December 31, 2024 and 2023

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

From the Company’s inception through December 31, 2024, no annual subordinated performance fees have been incurred.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

From the Company’s inception through December 31, 2024, no liquidating distributions have been made.

Subordinated Participation Interests

In connection with the Company’s Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, since the Company’s inception there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Due to Related Parties and Other Transactions

Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees are non-interest bearing, due on demand and are classified as due to related parties on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2024 and 2023
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the services provided by the Advisor for the periods indicated:

	For the Year Ended December 31,
	2024	2023
Asset management fees (general and administrative costs)	$1,462	$1,401
Finance fees (1)	178	-
Total	$1,640	$1,401

(1)	Finances fees were capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel Joint Venture.

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

8. Commitments and Contingencies

Management Agreements

The Company’s limited-service hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party management companies. The management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.  The Management Agreements are for initial terms ranging from one year to 10 years however, the agreements can be cancelled for any reason by the Company after giving 60 days’ notice after the one-year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2024, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2028 and 2034.

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2024, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2025 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	64	Chief Executive Officer and Chairman of the Board of Directors	2025	2014
George R. Whittemore	75	Director	2025	2014
Yehuda “Judah” L. Angster	42	Director	2025	2021

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

Executive Officers:

The following table presents certain information as of March 15, 2025 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	64	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	72	President and Chief Operating Officer
Joseph Teichman	51	General Counsel and Secretary
Seth Molod	61	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ’‘Management — Directors.”

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2024, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2024.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2024, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2025 concerning each of our directors and executive officers serving in such capacities:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor, Sponsor and its affiliates, including the Special Limited Partner, are majority owned and controlled by Mr. Lichtenstein. We have or may enter into agreements with our Advisor and certain affiliates of the Sponsor to pay certain fees, as described below, in exchange for services performed or consideration given by these and other affiliated entities. As a majority owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

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

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. From our inception through December 31, 2024, no annual subordinated performance fees were incurred.

We have various agreements with the Advisor and certain affiliates of the Sponsor to pay certain fees and reimburse certain costs incurred for services performed by these entities. Additionally, our ability to secure financing and our real estate operations are dependent upon these entities to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the services provided by the Advisor for the periods indicated:

	For the Year Ended December 31,
	2024	2023
Asset management fees (general and administrative costs)	$1,462	$1,401
Finance fees (1)	178	-
Total	$1,640	$1,401

(1)	Finances fees were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel Joint Venture.

Special Limited Partner

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, since our inception there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT II, a related party REIT also sponsored by the Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

We and Lightstone REIT II each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the years ended December 31, 2024 and 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.1 million and $0.4 million, respectively. During the years ended December 31, 2024 and 2023, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $1.7 million and $0.3 million, respectively.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone REIT IV, a related party REIT also sponsored by the Sponsor, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel.

As a result, we and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture. We have determined that the Williamsburg Moxy Hotel Joint Venture is a VIE and we are not the primary beneficiary, as it was determined that Lightstone REIT IV is the primary beneficiary. Therefore, we account for our membership interest in the Williamsburg Moxy Hotel Joint Venture in accordance with the equity method because we exert significant influence over but do not control the Williamsburg Moxy Hotel Joint Venture. All capital contributions and distributions of earnings from the Williamsburg Moxy Hotel Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Williamsburg Moxy Hotel Joint Venture’s operating agreement.

On August 5, 2021, the Williamsburg Moxy Hotel Joint Venture entered into the Development Agreement with the Williamsburg Moxy Developer pursuant to which the Williamsburg Moxy Developer was paid a development fee equal to 3% of hard and soft costs, as defined in the Development Agreement, incurred in connection with the development and construction of the Williamsburg Moxy Hotel. Additionally, on August 5, 2021, the Williamsburg Moxy Hotel Joint Venture obtained construction financing for the Williamsburg Moxy Hotel as discussed below. Furthermore, the Advisor and its affiliates were reimbursed for certain development-related costs attributable to the Williamsburg Moxy Hotel.

The Williamsburg Moxy Hotel was substantially completed and opened for business on March 7, 2023. In connection with the opening of the hotel, including its food and beverage venues, the Williamsburg Moxy Hotel Joint Venture incurred pre-opening costs of $2.3 million during the year ended December 31, 2023. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

During the years ended December 31, 2024 and 2023, we made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million and $1.6 million, respectively.

Casualty Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. As a result of the fire, the Williamsburg Moxy Hotel Joint Venture recognized a gross casualty loss of $1.0 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.8 million plus associated remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage under which it has filed an insurance claim related to the damaged assets. While this insurance claim has not been finalized, the Williamsburg Moxy Hotel Joint Venture did receive an initial advance of $0.5 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.0 million by that amount resulting in the recognition of a casualty loss, net of $0.5 million during the year ended December 31, 2024.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Furthermore, the Williamsburg Moxy Hotel Joint Venture currently intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

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

For the period from January 1, 2023 through March 7, 2023, $2.0 million of interest attributable to the Moxy Construction Loan was capitalized to the carrying value of the Williamsburg Moxy Hotel while it was under construction.

As of December 31, 2023, the outstanding principal balance of the Moxy Construction Loan was $83.8 million (including $6.9 million of excess interest added to principal) which was presented, net of deferred financing fees of $0.1 million on the condensed balance sheets and was classified as mortgages payable, net.

In connection with the Moxy Construction Loan, the Williamsburg Moxy Hotel Joint Venture paid $3.7 million of loan fees and expenses and accrued $0.8 million of loan exit fees, which were included in other liabilities on the condensed balance sheets as of December 31, 2023.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor. SOFR as of December 31, 2024 was 4.53%. The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of the Moxy Construction Loan consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $2.6 million on the condensed balance sheet and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheet as of December 31, 2024.

See Note 3 of the Notes to Consolidated Financial Statements for additional information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, NJ, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

(amounts in thousands)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees (a)	$246	$221
Tax Fees (b)	114	61
Total Fees	$360	$282

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT III, Inc.’s audited financial statements as of and for the year ended December 31, 2024.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT III, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and expects to continue to invest in commercial properties (including limited-service hotels, full-service hotels and extended-stay hotels), as well as various other real estate-related investments primarily located in the U.S. The Company’s acquisitions may include both portfolios and individual properties. The Company generally intends to hold each of its real estate properties until its investment objectives are met or it is likely they will not be met.

Even though the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

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

The Company currently intends to hold its properties until its investment objectives are met or it is likely they will not be met. At a future date, the Company’s Board of Directors may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board of Directors, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board of Directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under U.S. federal income tax laws.

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

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT III, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2024

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT III, Inc.
3.2(2)	Bylaws of Lightstone Value Plus REIT III, Inc.
4.1(3)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2(6)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.3(6)	Description of Shares
4.4(4)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1(3)	Advisory Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(4)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(5)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Inline XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	As filed herewith
(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023.
(2)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.
(3)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: March 26, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2025
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 26, 2025
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 26, 2025
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 26, 2025
Yehuda “Judah” L. Angster