Form 10-Q
period 2025-03-31
Lightstone Value Plus REIT III, Inc.
filed 2025-05-13
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes  ☐ No ☑

As of May 7, 2025, there were approximately 12.8 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets

Investment property:
Land and improvements	$21,756	$21,753
Building and improvements	92,827	92,803
Furniture and fixtures	17,125	17,083
Construction in progress	46	23

Gross investment property	131,754	131,662
Less: accumulated depreciation	(40,549)	(39,735)
Net investment property	91,205	91,927

Investments in unconsolidated affiliated real estate entities	15,505	16,770
Cash and cash equivalents	5,267	6,175
Marketable securities, available for sale	5,909	5,858
Accounts receivable and other assets	1,448	1,222
Total Assets	$119,334	$121,952

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,896	$2,476
Mortgages payable, net	56,624	56,674
Due to related parties	2,369	2,003

Total Liabilities	61,889	61,153

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.8 million shares issued and outstanding	128	128
Additional paid-in-capital	109,158	109,478
Accumulated other comprehensive loss	(116)	(120)
Accumulated deficit	(63,817)	(60,779)
Total Company stockholders’ equity	45,353	48,707

Noncontrolling interests	12,092	12,092

Total Stockholders’ Equity	57,445	60,799

Total Liabilities and Stockholders’ Equity	$119,334	$121,952

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues	$6,135	$6,270

Expenses:
Property operating expenses	4,903	4,679
Real estate taxes	335	364
General and administrative costs	754	673
Depreciation and amortization	830	834
Total expenses	6,822	6,550

Interest expense	(1,176)	(1,337)
Loss from investments in unconsolidated affiliated real estate entities	(1,265)	(1,501)
Other income, net	90	131

Net loss	(3,038)	(2,987)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(3,038)	$(2,987)

Net loss per Company’s common share, basic and diluted	$(0.24)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	12,809	12,930

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Net loss	$(3,038)	$(2,987)

Other comprehensive income:
Holding gain on marketable securities, available for sale	4	18

Comprehensive loss	(3,034)	(2,969)

Less: Comprehensive income attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(3,034)	$(2,969)

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2023	12,932	$129	$110,462	$(166)	$(55,544)	$12,092	$66,973

Net loss	-	-	-	-	(2,987)	-	(2,987)
Other comprehensive income	-	-	-	18	-	-	18
Redemption and cancellation of shares	(2)	-	(23)	-	-	-	(23)

BALANCE, March 31, 2024	12,930	$129	$110,439	$(148)	$(58,531)	$12,092	$63,981

	Common Shares		Additional	Accumulated Other		Total
	Common Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2024	12,833	$128	$109,478	$(120)	$(60,779)	$12,092	$60,799

Net loss	-	-	-	-	(3,038)	-	(3,038)
Other comprehensive income	-	-	-	4	-	-	4
Redemption and cancellation of shares	(32)	-	(320)	-	-	-	(320)

BALANCE, March 31, 2025	12,801	$128	$109,158	$(116)	$(63,817)	$12,092	$57,445

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,038)	$(2,987)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	1,265	1,501
Depreciation and amortization	830	834
Amortization of deferred financing costs	68	74
Other non-cash adjustments	16	26
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(254)	(177)
Increase in accounts payable and other accrued expenses	420	640
Increase in due to related parties	366	355
Net cash (used in)/provided by operating activities	(327)	266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(92)	(41)
Purchase of marketable securities	(51)	(80)
Proceeds from sale of marketable securities	-	2,030
Distributions from unconsolidated affiliated real estate entities	-	627
Investments in unconsolidated affiliated real estate entities	-	(132)
Net cash (used in)/provided by investing activities	(143)	2,404

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(118)	(74)
Distributions to common stockholders	-	(970)
Redemption and cancellation of common shares	(320)	(23)
Net cash used in financing activities	(438)	(1,067)

Change in cash, cash equivalents and restricted cash	(908)	1,603
Cash, cash equivalents and restricted cash, beginning of year	6,175	3,853
Cash, cash equivalents and restricted cash, end of period	$5,267	$5,456

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,121	$1,269

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2025, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2025, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full-service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between the Company and Lightstone Value Plus REIT II, Inc. (Lightstone REIT II), a related party REIT, which is sponsored by The Lightstone Group LLC (the “Sponsor”). The Company and Lightstone REIT II each have a 50% membership interest in the Hilton Garden Inn Joint Venture. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns a 216-room Marriott branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City (the “Williamsburg Moxy Hotel”), which opened on March 7, 2023. The Williamsburg Moxy Hotel Joint Venture is between the Company and Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related party REIT, which is sponsored by the Sponsor. The Company and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

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

Index

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, from inception through March 31, 2025, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

Index

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of March 31, 2025, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT III, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2024 included herein has been derived from the consolidated balance sheet included in the Company’s 2024 Form 10-K.

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

Index

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires a hotel it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

The Company’s income tax benefits and expense are included in other income, net on its consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $42 and $43, respectively.

As of March 31, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
Revenues	2025	2024
Room revenues	$5,908	$6,055
Food, beverage and other revenues	227	215
Total revenues	$6,135	$6,270

Concentration of Risk

As of March 31, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/(loss) which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets. The revenue, costs and expenses, and consolidated net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations. Significant expense categories, including property operating expenses, general and administrative costs, real estate taxes, depreciation and amortization and interest expense, are included on the Company’s consolidated statements of operations.

New Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this standard effective January 1, 2025, noting that it did not have a material impact on its consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Index

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2025	December 31, 2024
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$7,130	$7,601
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	8,375	9,169
Total investments in unconsolidated affiliated real estate entities			$15,505	$16,770

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

As of March 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Revenues	$2,088	$2,302
Property operating expenses	1,770	1,811
General and administrative costs	20	22
Depreciation and amortization	602	608
Operating loss	(304)	(139)
Interest expense	(637)	(684)
Net loss	$(941)	$(823)
Company’s share of net loss (50.00%)	$(471)	$(412)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2025	December 31, 2024
Investment property, net	$45,250	$45,833
Cash	596	1,107
Other assets	1,344	1,334
Total assets	$47,190	$48,274

Mortgage payable, net	$32,322	$32,308
Other liabilities	1,207	1,364
Members’ capital	13,661	14,602

Total liabilities and members’ capital	$47,190	$48,274

Index

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

During the three months ended March 31, 2024, the Company made capital contributions to the Williamsburg Moxy Joint Venture of and $0.1 million.

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

During the first quarter of 2025, the Williamsburg Moxy Hotel Joint Venture incurred additional remediation costs of $0.1 million resulting in the recognition of a casualty loss, net of $0.1 million during the three months ended March 31, 2025.

As noted above, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Additionally, the Williamsburg Moxy Hotel Joint Venture intends to file another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.43% as of March 31, 2025). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of both March 31, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $2.3 million and $2.6 million, respectively, on the condensed balance sheets and is classified as mortgages payable, net.

Index

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheets as of both March 31, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning on October 1, 2025, may also be achieved through principal paydowns on the outstanding balance in an amount sufficient to meet the prescribed DSCR.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Hotel Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Revenues	$5,086	$4,559

Property operating expenses	4,664	4,662
General and administrative costs	78	60
Casualty loss, net	67	-
Depreciation and amortization	932	908
Operating loss	(655)	(1,071)
Interest expense	(2,463)	(3,288)
Net loss	$(3,118)	$(4,359)
Company’s share of net loss (25.00%)	$(780)	(1,090)
Additional deprecation and amortization expense (1)	(15)	-
Company’s net loss from investment	$(795)	$(1,090)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Williamsburg Moxy Hotel Joint Venture and the amount of the underlying equity in net assets of the Williamsburg Moxy Hotel Joint Venture.

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2025	December 31, 2024
Investment property, net	$121,941	$122,370
Cash	3,771	6,222
Other assets	5,882	6,131
Total assets	$131,594	$134,723

Mortgages payable, net	$92,693	$92,416
Other liabilities	6,485	6,773
Members’ capital	32,416	35,534
Total liabilities and members’ capital	$131,594	$134,723

Index

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$3	$-	$513
Mutual Funds	4,766	-	-	4,766
	5,276	3	-	5,279
Debt securities:
Corporate Bonds	746	-	(116)	630
Total	$6,022	$3	$(116)	$5,909

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$7	$-	$517
Mutual Funds	4,715	-	-	4,715
	5,225	7	-	5,232
Debt securities:
Corporate Bonds	746	-	(120)	626
Total	$5,971	$7	$(120)	$5,858

As of March 31, 2025, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by higher market interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The Company’s mutual funds were classified as Level 1 assets and the Company’s preferred equity securities, corporate bonds and interest rate cap contract were classified as Level 2 assets. There were no transfers between the level classifications during the three months ended March 31, 2025.

Index

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2025
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	630
Total	$630

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5. Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2025	Maturity Date	Amount Due at Maturity	As of March 31, 2025	As of December 31, 2024

Revolving Credit Facility	SOFR + 3.30% (floor of 6.64%)	7.75%	July 2027	$30,844	$30,844	$30,844

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.03%	December 2026	15,539	15,952	16,023

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	8.03%	December 2026	10,104	10,372	10,418

Total mortgages payable		7.88%		$56,487	57,168	57,285

Less: Deferred financing costs					(544)	(611)

Total mortgages payable, net					$56,624	$56,674

SOFR as of March 31, 2025 and December 31, 2024 was 4.33% and 4.53%, respectively. AMERIBOR as of March 31, 2025 and December 31, 2024 was 4.44% and 4.39%, respectively.

Revolving Credit Facility

On July 31, 2024, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, the Company received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of its wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and a prescribed minimum debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance.

Index

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Company used the initial advance from the Revolving Credit Facility to repay in full the outstanding principal balance of $30.8 million under its nonrecourse revolving loan up to $60 million (the “Revolving Loan”) with the same financial institution, which was also secured by the same six wholly owned and consolidated limited-service hotels. The scheduled maturity of the Revolving Loan was July 31, 2024.

Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of March 31, 2025.

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

Home2 Suites Mortgage Financings

On December 6, 2021, the Company entered into two cross-collateralized non-recourse mortgage loan facilities (collectively, the “Home2 Suites Mortgage Financings”), both with the same financial institution. The Home2 Suites Mortgage Financings consist of (i) a facility providing up to $19.1 million (the “Home2 Suites – Tukwila Loan”) collateralized by the Company’s wholly owned and consolidated 139-room limited-service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and (ii) a facility providing up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”) collateralized by the Company’s wholly owned and consolidated 125-room limited-service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake City”). The Home2 Suites Mortgage Financings bear interest of AMERIBOR plus 3.50%, with a floor of 3.75%.

At closing, the Company received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million through its scheduled maturity date of December 6, 2026.

At closing, the Company received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million through its scheduled maturity date of December 6, 2026.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$307	$26,017	$30,844	$-	$-	$-	$57,168

Less: Deferred financing costs							(544)

Total principal maturities, net							$56,624

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties. As of March 31, 2025, the Company was in compliance with respect to all of its financial covenants.

Index

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

For the three months ended March 31, 2025, the Company repurchased 32,276 Common Shares at a weighted average price of $9.93. For the three months ended March 31, 2024, the Company repurchased 2,238 Common Shares at a weighted average price of $10.28.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

7. Related Party Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management and finance fees.

Index

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the fees incurred associated with the services provided by the Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Asset management fees (general and administrative costs)	$366	$365

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

The estimated fair value of the Company’s mortgages payable as of both March 31, 2025 and December 31, 2024 approximated their carrying values because they bear interest at floating rates.

9. Commitments and Contingencies

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

Franchise Agreements

As of March 31, 2025, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Index

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

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

Index

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2025, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2025, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

Index

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from inception through March 31, 2025, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of March 31, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

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

Index

Portfolio Summary –

Wholly-Owned and Consolidated Properties:

Hospitality - Limited-Service Hotel	Location	Year Built	Date Acquired	Rooms	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2025	RevPAR for the Three Months Ended March 31, 2025	ADR for the Three Months Ended March 31, 2025

Hampton Inn – Des Moines	Des Moines, Iowa	1987	February 4, 2015	120	10,800	62%	$64.22	$103.77

Courtyard - Durham	Durham, North Carolina	1996	May 15, 2015	146	13,140	56%	$59.47	$105.39

Hampton Inn – Lansing	Lansing, Michigan	2013	March 10, 2016	86	7,740	64%	$71.32	$112.27

Courtyard - Warwick	Warwick, Rhode Island	2003	March 23, 2016	92	8,280	57%	$69.23	$121.39

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	August 2, 2016	125	11,250	65%	$76.00	$116.45

Home2 Suites – Tukwila	Tukwila, Washington	2015	August 2, 2016	139	12,510	80%	$109.02	$136.92

Fairfield Inn – Austin	Austin, Texas	2014	September 13, 2016	84	7,560	69%	$62.72	$90.86

Staybridge Suites – Austin	Austin, Texas	2009	October 7, 2016	80	7,200	83%	$85.31	$102.45

			Total	872	78,480	67%	$75.27	$113.05

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired	Rooms	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2025	RevPAR for the Three Months Ended March 31, 2025	ADR for the Three Months Ended March 31, 2025

Limited-Service Hotel
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	March 27, 2018	183	16,470	77%	$117.40	$152.80

Full-Service Hotel
Williamsburg Moxy Hotel(1)	Williamsburg, New York	2023	March 7, 2023	216	19,440	83%	$158.66	$191.13

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2024.

Index

Results of Operations

Comparison of the three months ended March 31, 2025 vs. March 31, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2025 and 2024 are attributable to our consolidated hospitality properties, all eight of which were owned by us during both of the periods presented.

During the three months ended March 31, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced an increase in the percentage of rooms occupied to 67% from 65% and decreases in RevPAR to $75.27 from $76.31 and ADR to $113.05 from $116.83.

Revenues

Revenues decreased by $0.2 million to $6.1 million during the three months ended March 31, 2025 compared to $6.3 million for the same period in 2024. The decrease in revenues during the 2025 period was a result of lower RevPAR and ADR, partially offset by the increase in occupancy.

Property operating expenses

Property operating expenses increased by $0.2 million to $4.9 million during the three months ended March 31, 2025 compared to $4.7 million for the same period in 2024. The increase in property operating expenses during the 2025 period was a result of higher occupancy

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.3 million during the three months ended March 31, 2025 compared to $0.4 million for the same period in 2024.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $0.8 million during the three months ended March 31, 2025 compared to $0.7 million for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expense was unchanged at $0.8 million during both the three months ended March 31, 2025 and 2024.

Interest expense

Interest expense decreased slightly by $0.1 million to $1.2 million during the three months ended March 31, 2025 compared to $1.3 million for the same period in 2024. Interest expense is attributable to the financings associated with our hotels and reflects changes in the weighted average principal outstanding and the market interest rates on our mortgage debt, all of which bear interest at variable rates.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.3 million and $1.5 million during the three months ended March 31, 2025 and 2024, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2025, we had $5.3 million of cash on hand and $5.9 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities, if any, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, proceeds received from the sale of marketable securities, joint venture arrangements, new borrowings and refinancing of existing borrowings.

Index

As of March 31, 2025, we had mortgage indebtedness totaling $57.2 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets mean our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2025, our total borrowings were $57.2 million which represented 59% of our net assets.

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

Index

The following table represents the fees incurred associated with the services provided by the Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Asset management fees (general and administrative costs)	$366	$365

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2025	2024
Net cash (used in)/provided by operating activities	$(327)	$266
Net cash (used in)/provided investing activities	(143)	2,404
Net cash used in financing activities	(438)	(1,067)
Change in cash, cash equivalents and restricted cash	(908)	1,603
Cash, cash equivalents and restricted cash, beginning of year	6,175	3,853
Cash, cash equivalents and restricted cash, end of the period	$5,267	$5,456

Operating activities

The net cash used in operating activities of $0.3 million during the three months ended March 31, 2025 consisted of our net loss of $3.1 million which was offset by the changes in our operating assets and liabilities of $0.6 million, depreciation and amortization, and loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $2.2 million.

Investing activities

The net cash used in investing activities of $0.1 million during the three months ended March 31, 2025 consisted of purchases of marketable securities and investment property.

Financing activities

The net cash used in financing activities of $0.4 million during the three months ended March 31, 2025 consisted of debt principal payments of $0.1 million and redemptions of Common Shares of $0.3 million.

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

Index

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through March 31, 2025, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

For the three months ended March 31, 2025, we repurchased 32,276 Common Shares at a weighted average price of $9.93. For the three months ended March 31, 2024, we repurchased 2,238 Common Shares at a weighted average price of $10.28.

Revolving Credit Facility

On July 31, 2024, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, we received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of our wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”) and a prescribed minimum debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance.

We used the initial advance from the Revolving Credit Facility to repay in full the outstanding principal balance of $30.8 million under our nonrecourse revolving loan up to $60 million (the “Revolving Loan”) with the same financial institution, which was also secured by the same six wholly owned and consolidated limited-service hotels.

As of March 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $30.8 million. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of March 31, 2025.

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

Index

Home2 Suites Mortgage Financings

On December 6, 2021 we entered into two cross-collateralized non-recourse mortgage loan facilities (collectively, the “Home2 Suites Mortgage Financings”), both with the same financial institution. The Home2 Suites Mortgage Financings consist of (i) a facility providing up to $19.1 million (the “Home2 Suites – Tukwila Loan”) collateralized by our wholly owned and consolidated 139-room limited-service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and (ii) a facility providing up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”) collateralized by our wholly owned and consolidated 125-room limited-service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake City”). The Home2 Suites Mortgage Financings bore interest at a rate of AMERIBOR plus 3.50%, with a floor of 3.75%.

At closing, we received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million through its scheduled maturity date of December 6, 2026. As of March 31, 2025, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $16.0 million.

At closing, we received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million through its scheduled maturity date of December 6, 2026. As of March 31, 2025, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.4 million.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2025.

Contractual Mortgage Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$307	$26,017	$30,844	$-	$-	$-	$57,168
Interest payments(1)	3,387	4,500	1,387	-	-	-	9,274
Total Contractual Mortgage Obligations	$3,694	$30,517	$32,231	$-	$-	$-	$66,442

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our mortgage debt outstanding as of March 31, 2025 bears interest based either on one-month AMERIBOR or one-month SOFR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month SOFR and the one-month AMERIBOR rates as of March 31, 2025 were used.

Certain of our debt agreements also contain clauses providing for prepayment penalties. As of March 31, 2025, we were in compliance with respect to all of our financial covenants.

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

As of March 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the three months ended March 31, 2024, we received distributions from the Hilton Garden Joint Venture of $0.6 million.

Index

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

During the three months ended March 31, 2024, we made capital contributions to the Williamsburg Moxy Joint Venture of and $0.1 million.

Casualty Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues located in an outdoor garden area. As a result of the fire, during the year ended December 31, 2024, the Williamsburg Moxy Hotel Joint Venture recognized a gross casualty loss of $1.0 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.8 million plus associated remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage under which it has filed an insurance claim related to the damaged assets. While this insurance claim has not been finalized, the Williamsburg Moxy Hotel Joint Venture did receive an initial advance of $0.5 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.0 million by that amount resulting in the recognition of a casualty loss, net of $0.5 million during the year ended December 31, 2024.

During the first quarter of 2025, the Williamsburg Moxy Hotel Joint Venture incurred additional remediation costs of $0.1 million resulting in the recognition of a casualty loss, net of $0.1 million during the three months ended March 31, 2025.

As noted above, as of March 31, 2025, the Williamsburg Moxy Hotel Joint Venture is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated with the damaged assets. Additionally, the Williamsburg Moxy Hotel Joint Venture filed another insurance claim related to the interruption of the operations for this food and beverage venue. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any additional recoveries from either of these insurance claims.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.43% as of March 31, 2025). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of March 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million.

Index

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheets as of both March 31, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR, which if not met, beginning on October 1, 2025, may also be achieved through principal paydowns on the outstanding balance in an amount sufficient to meet the prescribed minimum DSCR.

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

Index

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

Index

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(3,038)	$(2,987)
FFO adjustments:
Depreciation and amortization of real estate assets	830	834
Adjustments to equity earnings from unconsolidated affiliated real estate entities	566	531
FFO	(1,642)	(1,622)
MFFO adjustments:

Loss on sale of marketable securities (1)	-	-
Unrealized (gain)/loss on marketable equity securities (2)	3	(50)
Mark-to-market adjustments (2)	2	-

MFFO	(1,637)	(1,672)
Straight-line rent	-	-
MFFO - IPA recommended format	$(1,637)	$(1,672)

Net loss	$(3,038)	$(2,987)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(3,038)	$(2,987)
Net loss per common share, basic and diluted	$(0.24)	$(0.23)

FFO	$(1,642)	$(1,622)
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$(1,642)	$(1,622)
FFO per common share, basic and diluted	$(0.13)	$(0.13)

MFFO - IPA recommended format	$(1,637)	$(1,672)
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$(1,637)	$(1,672)

Weighted average number of common shares outstanding, basic and diluted	12,809	12,930

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

Index

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012 (date of inception) through March 31, 2025
FFO attributable to Company’s common shares	$18,932
Distributions paid	$29,764

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

Index

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline extensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 13, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: May 13, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)