Form 10-Q
period 2025-09-30
Lightstone Value Plus REIT III, Inc.
filed 2025-11-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes  ☐  No ☑

As of November 7, 2025, there were approximately 12.7 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets

Investment property:
Land and improvements	$21,764	$21,753
Building and improvements	92,991	92,803
Furniture and fixtures	17,234	17,083
Construction in progress	21	23

Gross investment property	132,010	131,662
Less: accumulated depreciation	(42,104)	(39,735)
Net investment property	89,906	91,927

Investments in unconsolidated affiliated real estate entities	16,122	16,770
Cash and cash equivalents	5,172	6,175
Marketable securities, available for sale	6,030	5,858
Accounts receivable and other assets	1,782	1,222

Total Assets	$119,012	$121,952

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$2,889	$2,476
Mortgages payable, net	56,530	56,674
Due to related parties	3,102	2,003

Total Liabilities	62,521	61,153

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.7 million and 12.8 million shares issued and outstanding, respectively	127	128
Additional paid-in-capital	108,487	109,478
Accumulated other comprehensive loss	(106)	(120)
Accumulated deficit	(64,109)	(60,779)

Total Company stockholders’ equity	44,399	48,707

Noncontrolling interests	12,092	12,092

Total Stockholders’ Equity	56,491	60,799

Total Liabilities and Stockholders’ Equity	$119,012	$121,952

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$8,001	$8,384	$22,075	$23,373

Expenses:
Property operating expenses	5,637	5,512	15,793	15,509
Real estate taxes	291	310	959	1,014
General and administrative costs	673	625	2,134	2,121
Depreciation and amortization	792	828	2,417	2,490

Total expenses	7,393	7,275	21,303	21,134

Interest expense	(1,197)	(1,321)	(3,560)	(3,994)
Earnings from investments in unconsolidated affiliated real estate entities	441	(141)	(818)	(1,895)
Other income(expense), net	180	(91)	276	144

Net income/(loss)	32	(444)	(3,330)	(3,506)

Less: net loss attributable to noncontrolling interests	-	-	-	-

Net income/(loss) applicable to Company’s common shares	$32	$(444)	$(3,330)	$(3,506)

Net income/(loss) per Company’s common share, basic and diluted	$-	$(0.03)	$(0.26)	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	12,744	12,872	12,776	12,901

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income/(loss)	$32	$(444)	$(3,330)	$(3,506)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	3	(25)	14	16

Comprehensive income/(loss)	35	(469)	(3,316)	(3,490)

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	-

Comprehensive income/(loss) attributable to the Company’s common shares	$35	$(469)	$(3,316)	$(3,490)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, June 30, 2024	12,897	$129	$110,119	$(125)	$(58,606)	$12,092	$63,609

Net loss	-	-	-	-	(444)	-	(444)
Other comprehensive loss	-	-	-	(25)		-	(25)
Redemption and cancellation of shares	(32)	(1)	(320)	-	-	-	(321)

BALANCE, September 30, 2024	12,865	$128	$109,799	$(150)	$(59,050)	$12,092	$62,819

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2023	12,932	$129	$110,462	$(166)	$(55,544)	$12,092	$66,973

Net loss	-	-	-	-	(3,506)	-	(3,506)
Other comprehensive income	-	-	-	16		-	16
Redemption and cancellation of shares	(67)	(1)	(663)	-	-	-	(664)

BALANCE, September 30, 2024	12,865	$128	$109,799	$(150)	$(59,050)	$12,092	$62,819

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, June 30, 2025	12,769	$127	$108,822	$(109)	$(64,141)	$12,092	$56,791

Net income	-	-	-	-	32	-	32
Other comprehensive income	-	-	-	3	-	-	3
Redemption and cancellation of shares	(32)	-	(335)	-	-	-	(335)

BALANCE, September 30, 2025	12,737	$127	$108,487	$(106)	$(64,109)	$12,092	$56,491

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2024	12,833	$128	$109,478	$(120)	$(60,779)	$12,092	$60,799

Net loss	-	-	-	-	(3,330)	-	(3,330)
Other comprehensive income	-	-	-	14	-	-	14
Redemption and cancellation of shares	(96)	(1)	(991)	-	-	-	(992)

BALANCE, September 30, 2025	12,737	$127	$108,487	$(106)	$(64,109)	$12,092	$56,491

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,330)	$(3,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	818	1,895
Depreciation and amortization	2,417	2,490
Amortization of deferred financing costs	204	216
Other non-cash adjustments	18	101
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(630)	(124)
Increase in accounts payable and other accrued expenses	393	945
Increase in due to related parties	1,099	1,096

Net cash provided by operating activities	989	3,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(328)	(342)
Purchase of marketable securities	(154)	(3,226)
Proceeds from sale of marketable securities	-	5,030
Distributions from unconsolidated affiliated real estate entities	-	870
Investments in unconsolidated affiliated real estate entities	(170)	(197)

Net cash (used in)/provided by investing activities	(652)	2,135

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	30,844
Payments on mortgages payable	(348)	(31,059)
Payment of loan fees and expenses	-	(463)
Distributions to common stockholders	-	(970)
Redemption and cancellation of common shares	(992)	(664)

Net cash used in financing activities	(1,340)	(2,312)

Change in cash and cash equivalents	(1,003)	2,936
Cash and cash equivalents, beginning of year	6,175	3,853
Cash and cash equivalents, end of period	$5,172	$6,789

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,383	$3,824

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

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2025, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of September 30, 2025, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full-service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, from inception through September 30, 2025, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of September 30, 2025, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

The Company’s income tax benefits and expense are included in other income/(expense), net on its consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded income tax benefit of $0.1 million and income tax expense of $0.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively.

As of September 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2025	2024	2025	2024
Room revenue	$7,770	$8,150	$21,379	$22,666
Food, beverage and other revenue	231	234	696	707

Total revenues	$8,001	$8,384	$22,075	$23,373

Concentration of Risk

As of September 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

New Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this standard effective January 1, 2025, noting that it has not had a material impact on its consolidated financial statements.

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

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2025	December 31, 2024
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$7,760	$7,601
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	8,362	9,169

Total investments in unconsolidated affiliated real estate entities			$16,122	$16,770

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

During the nine months ended September 30, 2025, the Company made contributions of $0.2 million to the Hilton Garden Joint Venture. During the nine months ended September 30, 2024, the Company received distributions from the Hilton Garden Joint Venture of $0.9 million and made contributions of $0.1 million to the Hilton Garden Joint Venture.

As of September 30, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$3,788	$3,698	$9,351	$9,473

Property operating expenses	2,191	2,082	5,917	5,885
General and administrative costs	18	23	47	58
Depreciation and amortization	426	597	1,462	1,803
Operating income	1,153	996	1,925	1,727
Interest expense and other, net	(281)	(823)	(1,947)	(2,212)
Net income/(loss)	$872	$173	$(22)	$(485)
Company’s share of earnings (50%)	$436	$87	$(11)	$(243)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2025	December 31, 2024

Investment property, net	$44,887	$45,833
Cash and restricted cash	2,459	1,702
Other assets	864	739
Total assets	$48,210	$48,274
Mortgage payable, net	$32,350	$32,308
Other liabilities	941	1,364
Members’ capital	14,919	14,602
Total liabilities and members’ capital	$48,210	$48,274

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

During the nine months ended September 30, 2024, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million.

Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues, which is located in an outdoor garden area.  During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage and has filed an insurance claim for the damages incurred, including loss of business. Subsequently, the Williamsburg Moxy Hotel Joint Venture received an initial advance of $0.5 million from its insurance carriers and therefore, recognized a casualty loss, net of $0.5 million during the fourth quarter of 2024.

During the first quarter of 2025, additional remediation costs of $0.1 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty loss of that amount. During the third quarter of 2025, the insurance carriers agreed to fund an additional advance of $1.0 million and additional remediation costs of $0.4 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. As a result, during the nine months ended September 30, 2025, the Williamsburg Moxy Hotel Joint Venture has recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the interruption of the operations of the damaged food and beverage venue, reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to this insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.41% as of September 30, 2025). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of both September 30, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million which is presented net of deferred financing fees of $1.8 million and $2.6 million, respectively, on the condensed balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheets as of both September 30, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of September 30, 2025, the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR and the lender has indicated that they do not intend to retain excess cash flow pending finalization of the open insurance claim.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Hotel Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$8,246	$8,462	$21,948	$21,323

Property operating expenses	5,229	5,603	15,011	16,043
General and administrative costs	75	63	224	178
Casualty gain, net	(597)	-	(530)	-
Depreciation and amortization	936	930	2,802	2,759
Operating income	2,603	1,866	4,441	2,343
Interest and other expense, net	(2,525)	(2,715)	(7,489)	(8,854)

Net income/(loss)	$78	$(849)	$(3,048)	$(6,511)

Company’s share of earnings (25%)	$20	(212)	(762)	(1,628)

Additional deprecation and amortization expense (1)	(15)	(15)	(45)	(25)
Company’s earnings from investment	$5	$(227)	$(807)	$(1,653)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Williamsburg Moxy Hotel Joint Venture and the amount of the underlying equity in net assets of the Williamsburg Moxy Hotel Joint Venture.

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2025	December 31, 2024

Investment property, net	$121,324	$122,370
Cash and restricted cash	8,712	10,558
Other assets	2,587	1,795
Total assets	$132,623	$134,723

Mortgages payable, net	$93,246	$92,416
Other liabilities	6,891	6,773
Members’ capital	32,486	35,534
Total liabilities and members’ capital	$132,623	$134,723

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$11	$-	$521
Mutual Funds	4,869	-	-	4,869
	5,379	11	-	5,390
Debt securities:
Corporate Bonds	746	-	(106)	640
Total	$6,125	$11	$(106)	$6,030

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$7	$-	$517
Mutual Funds	4,715	-	-	4,715
	5,225	7	-	5,232
Debt securities:
Corporate Bonds	746	-	(120)	626
Total	$5,971	$7	$(120)	$5,858

As of September 30, 2025, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by higher market interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The Company’s mutual funds were classified as Level 1 assets and the Company’s preferred equity securities, corporate bonds and interest rate cap contract were classified as Level 2 assets. There were no transfers between the level classifications during the nine months ended September 30, 2025.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2025
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	640
Total	$640

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5. Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2025	Maturity Date	Amount Due at Maturity	As of September 30, 2025	As of December 31, 2024

Revolving Credit Facility	SOFR + 3.30% (floor of 6.64%)	7.62%	July 2027	$30,844	$30,844	$30,844

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.90%	December 2026	15,523	15,813	16,023

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.90%	December 2026	10,093	10,281	10,418

Total mortgages payable		7.75%		$56,460	56,938	57,285

Less: Deferred financing costs					(408)	(611)

Total mortgages payable, net					$56,530	$56,674

SOFR as of September 30, 2025 and December 31, 2024 was 4.31% and 4.53%, respectively. AMERIBOR as of both September 30, 2025 and December 31, 2024 was 4.39%.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Revolving Credit Facility

On July 31, 2024, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, the Company received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of its wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio, or DSCR, and debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance.

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

Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of September 30, 2025.

On December 1, 2023, the Company entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Loan. The interest rate cap contract had a notional amount of $30.8 million, matured on July 13, 2024 and effectively capped AMERIBOR at 5.34% during its term.

On July 31, 2024, the Company entered into an interest rate cap contract at a cost of $85 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract had a notional amount of $30.8 million, matured on July 31, 2025 and effectively capped SOFR at 5.34% during its term.

As of September 30, 2025, the Company did not meet the minimum prescribed DSCR and debt yield ratio with respect to the Revolving Credit Facility. However, the lender has provided a waiver for these financial debt covenants.

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

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance. As of September 30, 2025, the Company did not meet the DSCR with respect to the Home2 Suites Mortgage Financings. However, the lender has provided a waiver for this financial debt covenant.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$102	$25,992	$30,844	$-	$-	$-	$56,938

Less: Deferred financing costs							(408)

Total principal maturities, net							$56,530

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, the Company repurchased 96,334 Common Shares at a weighted average price of $10.30.  For the nine months ended September 30, 2024, the Company repurchased 66,971 Common Shares at a weighted average price of $9.94.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

7. Related Party Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management and finance fees. As of September 30, 2025 and December 31, 2024, $3.1 million and $2.0 million of asset management and finance fees, respectively, are included in due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by the Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$367	$366	$1,099	$1,096

Finance fees (1)	-	-	-	178

Total	$367	$366	$1,099	$1,274

(1)	Finance fees were capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel Joint Venture.

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

The estimated fair value of the Company’s mortgages payable as of both September 30, 2025 and December 31, 2024 approximated their carrying values because they bear interest at floating rates.

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

Franchise Agreements

As of September 30, 2025, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2025, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of September 30, 2025, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from inception through September 30, 2025, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of September 30, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Portfolio Summary –

Wholly-Owned and Consolidated Properties:

Hospitality - Limited-Service Hotel	Location	Year Built	Date Acquired	Rooms	Year to Date September 30, 2025 Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2025	RevPAR for the Nine Months Ended September 30, 2025	ADR for the Nine Months Ended September 30, 2025

Hampton Inn – Des Moines	Des Moines, Iowa	1987	February 4, 2015	120	32,760	70%	$80.79	$115.48

Courtyard - Durham	Durham, North Carolina	1996	May 15, 2015	146	39,858	59%	$66.09	$112.76

Hampton Inn – Lansing	Lansing, Michigan	2013	March 10, 2016	86	23,478	73%	$88.17	$121.13

Courtyard - Warwick	Warwick, Rhode Island	2003	March 23, 2016	92	25,116	71%	$103.98	$146.74

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	August 2, 2016	125	34,125	73%	$89.27	$122.16

Home2 Suites – Tukwila	Tukwila, Washington	2015	August 2, 2016	139	37,947	86%	$144.69	$167.55

Fairfield Inn – Austin	Austin, Texas	2014	September 13, 2016	84	22,932	60%	$53.51	$88.55

Staybridge Suites – Austin	Austin, Texas	2009	October 7, 2016	80	21,840	76%	$76.02	$100.38

			Total	872	238,056	71%	$89.84	$126.34

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired	Rooms	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2025	RevPAR for the Nine Months Ended September 30, 2025	ADR for the Nine Months Ended September 30, 2025

Limited-Service Hotel
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	March 27, 2018	183	49,959	83%	$177.36	$213.33

Full-Service Hotel
Williamsburg Moxy Hotel(1)	Williamsburg, New York	2023	March 7, 2023	216	58,968	91%	$244.77	$270.11

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2024.

Results of Operations

Comparison of the three months ended September 30, 2025 vs. September 30, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2025 and 2024 are attributable to our consolidated hospitality properties, all eight of which were owned by us during both of the periods presented.

During the three months ended September 30, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced decreases in the percentage of rooms occupied to 73% from 74%, ADR to $133.46 from $136.67 and RevPAR to $96.91 from $101.58.

Revenues

Revenues decreased by $0.4 million to $8.0 million during the three months ended September 30, 2025 compared to $8.4 million for the same period in 2024. The decrease in revenues was a result of the lower occupancy and ADR during the 2025 period.

Property operating expenses

Property operating expenses increased slightly by $0.1 million to $5.6 million during the three months ended September 30, 2025 compared to $5.5 million for the same period in 2024.

Real estate taxes

Real estate taxes were relatively unchanged at $0.3 million during both the three months ended September 30, 2025 and 2024.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $0.7 million during the three months ended September 30, 2025 compared to $0.6 million for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $0.8 million during both the three months ended September 30, 2025 and 2024.

Interest expense

Interest expense decreased slightly by $0.1 million to $1.2 million during the three months ended September 30, 2025 compared to $1.3 million for the same period in 2024. Our interest expense is attributable to the financings associated with our hotels and reflects changes in both the weighted average principal outstanding and the market interest rates on our mortgage debt, all of which bear interest at variable rates.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities was income of $441 during the three months ended September 30, 2025 and a loss of $141 during the three months ended September 30, 2024. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Comparison of the nine months ended September 30, 2025 vs. September 30, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2025 and 2024 are attributable to our consolidated hospitality properties, all eight of which were owned by us during both of the periods presented.

During the nine months ended September 30, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced decreases in the percentage of rooms occupied to 71% from 73%, ADR to $126.34 from $130.83 and RevPAR to $89.84 from $94.86.

Revenues

Revenues decreased by $1.3 million to $22.1 million during the nine months ended September 30, 2025 compared to $23.4 million for the same period in 2024. The decrease in revenues was a result of lower occupancy and ADR during the 2025 period.

Property operating expenses

Property operating expenses increased by $0.3 million to $15.8 million during the nine months ended September 30, 2025 compared to $15.5 million for the same period in 2024.

Real estate taxes

Real estate taxes were relatively unchanged at $1.0 million during both the nine months ended September 30, 2025 and 2024.

General and administrative expense

General and administrative expenses were relatively unchanged at $2.1 million during both the nine months ended September 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $2.4 million during the nine months ended September 30, 2025 compared to $2.5 million for the same period in 2024.

Interest expense

Interest expense decreased by $0.4 million to $3.6 million during the nine months ended September 30, 2025 compared to $4.0 million for the same period in 2024. Our interest expense is attributable to the financings associated with our hotels and reflects changes in both the weighted average principal outstanding and the market interest rates on our mortgage debt, all of which bear interest at variable rates.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities were losses of $0.8 million and $1.9 million during the nine months ended September 30, 2025 and 2024, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2025, we had $5.2 million of cash on hand and $6.0 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities, if any, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q, which primarily consist of our anticipated operating expenses (excluding the temporarily deferred payment of asset management fees and financing fees payable to our Advisor), scheduled debt service (excluding any balloon payments due before or at maturity), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of September 30, 2025, we had mortgage indebtedness totaling $56.9 million which represented 58% of our net assets. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

In addition to meeting working capital needs and making distributions, if any, to maintain our status as a REIT, our capital resources may also be used to make various payments to our Advisor and certain affiliates of the Sponsor, such as payments of fees related to asset acquisition, development and leasing commissions, asset management fees, and property management (excluding our hospitality properties, each of which is managed by an unrelated third party property manager), as well as the reimbursement of acquisition related expenses and actual expenses it incurred for administrative and other services provided to us. Additionally, in the event of a liquidation of our assets, we may pay our Advisor or certain affiliates of our Sponsor, disposition fees. Furthermore, the Operating Partnership may be required to make distributions to the Special Limited Partner provided stockholders receive a distribution equal to their initial investment plus a stated preferred return. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management and finance fees. As of September 30, 2025 and December 31, 2024, the Advisor agreed to defer $3.1 million and $2.0 million of asset management and finance fees, respectively, which is included in due to related parties in on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the services provided by the Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$367	$366	$1,099	$1,096

Finance fees (1)	-	-	-	178

Total	$367	$366	$1,099	$1,274

(1)	Finance fees were capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel Joint Venture.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities	$989	$3,113
Net cash (used in)/provided by investing activities	(652)	2,135
Net cash used in financing activities	(1,340)	(2,312)
Change in cash and cash equivalents	(1,003)	2,936
Cash and cash equivalents, beginning of year	6,175	3,853
Cash and cash equivalents, end of the period	$5,172	$6,789

Operating activities

The net cash provided by operating activities of $1.0 million during the nine months ended September 30, 2025 consisted of our net loss of $3.3 million which was offset by the changes in our operating assets and liabilities of $0.9 million, depreciation and amortization, and our loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $3.5 million.

Investing activities

The net cash used in investing activities of $0.7 million during the nine months ended September 30, 2025 consisted of purchases of investment property $0.3 million, purchases of marketable securities of $0.2 million and contributions to the Hilton Garden Inn Joint Venture of $0.2 million.

Financing activities

The net cash used in financing activities of $1.3 million during the nine months ended September 30, 2025 consisted of debt principal payments of $0.3 million and redemptions of Common Shares of $1.0 million.

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

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, from our inception through September 30, 2025, there have been no distributions declared on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, we repurchased 96,334 Common Shares at a weighted average price of $10.30.  For the nine months ended September 30, 2024, we repurchased 66,971 Common Shares at a weighted average price of $9.94.

Revolving Credit Facility

On July 31, 2024, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, we received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of our wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio, or DSCR, and debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance.

We used the initial advance from the Revolving Credit Facility to repay in full the outstanding principal balance of $30.8 million under our nonrecourse revolving loan up to $60 million (the “Revolving Loan”) with the same financial institution, which was also secured by the same six wholly owned and consolidated limited-service hotels.

As of September 30, 2025, the outstanding principal balance of the Revolving Credit Facility was $30.8 million. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of September 30, 2025.

On December 1, 2023, we entered into an interest rate cap contract at a cost of $44 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Loan. The interest rate cap contract had a notional amount of $30.8 million, matured on July 13, 2024 and effectively capped AMERIBOR at 5.34% during its terms.

On July 31, 2024, we entered into an interest rate cap contract at a cost of $85 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract had a notional amount of $30.8 million, matured on July 31, 2025 and effectively capped SOFR at 5.34% during its term.

As of September 30, 2025, we did not meet the minimum prescribed DSCR and debt yield ratio with respect to the Revolving Credit Facility. However, the lender has provided a waiver for these financial debt covenants.

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

At closing, we received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million through its scheduled maturity date of December 6, 2026. As of September 30, 2025, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $15.8 million.

At closing, we received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million through its scheduled maturity date of December 6, 2026. As of September 30, 2025, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.3 million.

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance. As of September 30, 2025, we did not meet the DSCR with respect to the Home2 Suites Mortgage Financings. However, the lender has provided a waiver for this financial debt covenant.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of September 30, 2025.

Contractual Mortgage Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$102	$25,991	$30,844	$-	$-	$-	$56,937
Interest payments(1)	1,142	4,571	1,382	-	-	-	7,095
Total Contractual Mortgage Obligations	$1,244	$30,562	$32,226	$-	$-	$-	$64,032

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our mortgage debt outstanding as of September 30, 2025 bears interest based either on one-month AMERIBOR or one-month SOFR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month SOFR and the one-month AMERIBOR rates as of September 30, 2025 were used.

Certain of our debt agreements also contain clauses providing for prepayment penalties.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT II, a related party REIT also sponsored by the Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture. As of September 30, 2025 and December 31, 2024, the carrying value of our investment in the Hilton Garden Inn Joint Venture was $7.8 million and $7.6 million.

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

As of September 30, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the nine months ended September 30, 2025, the Company made contributions of $0.2 million to the Hilton Garden Joint Venture. During the nine months ended September 30, 2024, we received distributions from the Hilton Garden Joint Venture of $0.9 million and made contributions of $0.1 million to the Hilton Garden Joint Venture.

Williamsburg Moxy Hotel Joint Venture

On August 5, 2021, we formed a joint venture with Lightstone REIT IV, a related party REIT also sponsored by the Sponsor, pursuant to which we acquired 25% of Lightstone REIT IV’s membership interest in the Bedford Avenue Holdings LLC, which effective on that date became the Williamsburg Moxy Hotel Joint Venture, for aggregate consideration of $7.9 million. In July 2019, Lightstone REIT IV, through its then wholly owned subsidiary, Bedford Avenue Holdings LLC, previously acquired four adjacent parcels of land located at 353-361 Bedford Avenue in the Williamsburg neighborhood in the Brooklyn borough of New York City, from unrelated third parties, for the development of the Williamsburg Moxy Hotel. As of September 30, 2025 and December 31, 2024, the carrying value of our investment in the Williamsburg Moxy Hotel Joint Venture was $8.4 million and $9.2 million.

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

During the nine months ended September 30, 2024, we made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million.

Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered damage from a fire to one of its food and beverage venues, which is located in an outdoor garden area.  During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million. However, the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage and has filed an insurance claim for the damages incurred, including loss of business. Subsequently, the Williamsburg Moxy Hotel Joint Venture received an initial advance of $0.5 million from its insurance carriers and therefore, recognized a casualty loss, net of $0.5 million during the fourth quarter of 2024.

During the first quarter of 2025, additional remediation costs of $0.1 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty loss of that amount. During the third quarter of 2025, the insurance carriers agreed to fund an additional advance of $1.0 million and additional remediation costs of $0.4 million were incurred and the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. As a result, during the nine months ended September 30, 2025, the Williamsburg Moxy Hotel Joint Venture has recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the interruption of the operations of the damaged food and beverage venue, which reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to this insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (9.41% as of September 30, 2025). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the aggregate proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and the aforementioned loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of September 30, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture has provided certain interest and carry costs guarantees. Furthermore, in connection with the Moxy Mortgage Loans, $3.2 million of the initial proceeds advanced at closing were used to fund reserves for interest, real estate taxes and insurance. Additionally, in connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an aggregate of $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheets as of both September 30, 2025 and December 31, 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of September 30, 2025, the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR and the lender has indicated that they do not intend to retain excess cash flow pending finalization of the open insurance claim.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$32	$(444)	$(3,330)	$(3,506)
FFO adjustments:
Depreciation and amortization of real estate assets	792	828	2,417	2,490
Adjustments to equity earnings from unconsolidated affiliated real estate entities	313	546	1,343	1,616
FFO	1,137	930	430	600
MFFO adjustments:

Mark-to-market adjustments (2)	-	82	2	82
Loss on sale of marketable securities (1)	-	(54)	-	(54)
Unrealized (gain)/loss on sale of marketable equity securities(2)	4	32	(4)	(4)

MFFO - IPA recommended format	$1,141	$990	$428	$624

Net income/(loss)	$32	$(444)	$(3,330)	$(3,506)
Less: net loss attributable to noncontrolling interests	-	-	-	-
Net loss applicable to Company’s common shares	$32	$(444)	$(3,330)	$(3,506)
Net loss per common share, basic and diluted	$0.00	$(0.03)	$(0.26)	$(0.27)

FFO	$1,137	$930	$430	$600
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company’s common shares	$1,137	$930	$430	$600
FFO per common share, basic and diluted	$0.09	$0.07	$0.03	$0.05

MFFO - IPA recommended format	$1,141	$990	$428	$624
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company’s common shares	$1,141	$990	$428	$624

Weighted average number of common shares outstanding, basic and diluted	12,744	12,872	12,776	12,901

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012
(date of inception) through
September 30, 2025
FFO attributable to Company’s common shares	$21,004
Distributions paid	$29,764

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: November 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)