Form 10-K
period 2025-12-31
Lightstone Value Plus REIT III, Inc.
filed 2026-03-30
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-55619

LIGHTSTONE VALUE PLUS REIT III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1140492
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

There is no established market for the registrant’s shares of common stock (“Common Shares”). On March 25, 2026, the registrant’s board of director determined and approved an estimated net asset value (“NAV”) per Common Share, as of December 31, 2025, of $10.21. For a full description of the methodologies used to estimate the registrant’s NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information”. As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, there were 12.5 million Common Shares held by non-affiliates of the registrant. As of March 16, 2026, there were 12.4 million Common Shares held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT III, INC.

i

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT III, Inc. and our subsidiaries (which may be referred to herein as “Lightstone REIT III”, the “Company,” “we,” “us” or “our”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These forward-looking statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on them. Although we believe the expectations reflected in any forward-looking statements contained in this Annual Report are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results of operations may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as the intensely competitive market environment in the real estate industry, inflation, the impact of tariffs and global trade disruptions, recessionary pressure, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, the potential for violence, civil unrest, criminal activity or terrorism at our real estate properties, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities; natural or other disasters, security breaches that could compromise our information technology or infrastructure, cybercrime, and uncertainties regarding outbreaks of contagious diseases leading to pandemics, epidemics or public health crises and the associated governmental restrictions that could impact our results of operations and financial condition;

●	the availability of cash to fund our operations; including our future property operating expenses, general and administrative costs, regularly scheduled debt service, upcoming principal maturities and capital expenditures for our real estate properties;

●	the availability of cash to fund any redemptions of our shares of common stock (“Common Shares”);

●	the risks associated with the determination of our net asset value (“NAV”) per Common Share (“NAV per Share”);

●	the availability of cash flow from our operating activities to fund any distributions required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our external advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	any disruptions in the financial markets that may adversely affect the availability of credit generally, and any failure by us to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	risks associated with our acquisition or origination of real estate investments, including the ability to diversify our portfolio of assets;

●	risks related to any joint venture investments;

ii

●	changes in market factors that could impact the rental rates and operating costs associated with our real estate investments;

●	our ability to secure leases at favorable rental rates for our real estate investments;

●	risks associated with the management of our assets;

●	general risks related to real estate investments, including their illiquidity;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	the risk of impairment charges on our assets;

●	the risks associated with technological advances and challenges, such as the use and impact of artificial intelligence and machine learning;

●	unfavorable changes in laws, ordinances or regulations impacting our business, our assets or our key relationships;

●	changes in tax laws or regulations that result in adverse tax consequences; and

●	our continued ability to maintain our status as a REIT.

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

iii

PART I.

Dollar amounts in this Annual Report on Form 10-K (the “Annual Report”) are presented in thousands, except per share/unit data, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions. References to quarters in this Annual Report are based on calendar quarters.

ITEM 1. BUSINESS:

General Description of Business and Structure

Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), is a Maryland corporation formed on October 5, 2012, which elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2015.

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2025, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of December 31, 2025, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor for services that are essential to us, including asset management, property management (excluding our hospitality properties, which are managed by unrelated third-party property managers) and acquisition, disposition, development and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, since our inception there have been no distributions declared or paid on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Investment Policies

We have and expect to continue to principally invest in commercial properties (such as limited-service hotels, full-service hotels and extended-stay hotels), as well as various other real estate-related investments primarily located in the U.S. Our acquisitions may include both portfolios and individual properties. Limited-service hotels generally provide minimal guest amenities. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

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

Financing Policies

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

Sale and Disposition Policies

We intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As each of our investments reaches what we believe to be its optimum value, we may consider disposing of it and may do so for the purpose of reinvesting all or a portion of the net sales proceeds into other real estate properties and/or real estate-related investments, distributing all or a portion of the net sale proceeds to our stockholders or satisfying our other obligations. An investment may be sold at any time if, in the judgment of our Advisor and our independent board members, its sale is determined to be in our best interests.

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

Competition

Hotel markets are highly competitive. This competition could reduce the occupancy levels and revenues for our hotels, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available leading to decreases in the occupancy and ADR for our hotels. In addition, increases in our operating costs due to inflation and other factors may not be fully or partially offset by increased ADR. We also face competition from nationally recognized hotel brands with which we are not currently associated.

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

Available Information

We electronically submit various filings to the U.S. Securities and Exchange Commission (the “SEC”) including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this or any of our other filings.

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

ITEM 2. PROPERTIES:

As of December 31, 2025, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

Wholly-Owned and Consolidated Properties:
					Available Rooms for the Year Ended	Percentage Occupied for the Year Ended	RevPAR for the Year Ended	ADR for the Year Ended
Hospitality - Limited-Service Hotel	Location	Year Built	Date Acquired	Rooms	December 31, 2025	December 31, 2025	December 31, 2025	December 31, 2025

Hampton Inn – Des Moines	Des Moines, Iowa	1987	February 4, 2015	120	43,800	67.0%	$75.37	$112.58

Courtyard - Durham	Durham, North Carolina	1996	May 15, 2015	146	53,290	57.9%	$66.38	$114.62

Hampton Inn – Lansing	Lansing, Michigan	2013	March 10, 2016	86	31,390	71.2%	$86.07	$120.84

Courtyard - Warwick	Warwick, Rhode Island	2003	March 23, 2016	92	33,580	68.1%	$99.84	$146.55

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	August 2, 2016	125	45,625	71.7%	$84.96	$118.53

Home2 Suites – Tukwila	Tukwila, Washington	2015	August 2, 2016	139	50,735	85.1%	$136.30	$160.16

Fairfield Inn – Austin	Austin, Texas	2014	September 13, 2016	84	30,660	59.9%	$52.92	$88.35

Staybridge Suites – Austin	Austin, Texas	2009	October 7, 2016	80	29,200	73.9%	$74.22	$100.42

			Total	872	318,280	69.5%	$86.32	$124.18

Unconsolidated Affiliated Real Estate Entities:
					Available Rooms for the Year Ended	Percentage Occupied for the Year Ended	RevPAR for the Year Ended	ADR for the Year Ended
Hospitality	Location	Year Built	Date Acquired	Rooms	December 31, 2025	December 31, 2025	December 31, 2025	December 31, 2025

Limited-Service Hotel
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	March 27, 2018	183	66,795	84.5%	$192.10	$227.36

Full-Service Hotel
Williamsburg Moxy Hotel	Williamsburg, New York	2023	March 7, 2023	216	78,840	91.5%	$267.05	$291.79

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on our results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, we have not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 16, 2026, we had 12.7 million Common Shares outstanding, held by a total of 3,734 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Share

On March 25, 2026, our Board of Directors determined and approved our estimated NAV of $129.6 million and resulting NAV per Share of $10.21, both as of December 31, 2025. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2025 and are effective as of March 25, 2026. In the calculation of our NAV, no allocation of value was made to the Special limited Partner’s Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2025. In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests from the Operating Participation at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2025 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association’s (the “IPA”) Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $10.21 as of December 31, 2025 were appropriate and reasonable. Our Board of Directors reviewed the methodologies and assumptions used to reach Capright’s and our Advisor’s respective conclusions. Our Board of Directors, which is responsible for determining our estimated per share value, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $10.21 as of December 31, 2025.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of December 31, 2025 was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

As of December 31, 2025, we (i) wholly owned and consolidated the operating results and financial condition of eight limited service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, which owns one limited service hotel and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, which owns one full service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel, a 210-. Both the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture are between us and related parties.

As of December 31, 2025, we have ownership interests in 10 investment properties, consisting of (i) 8 consolidated properties (the “Consolidated Properties”) and (ii) two unconsolidated equity method properties held in joint ventures (the “Equity Method Properties” and collectively, the “Investment Properties”). With respect to the Consolidated Properties as of December 31, 2025, we wholly owned and consolidated the operating results and financial condition of eight hospitality properties, or limited service hotels, containing a total of 872 rooms, referred to as the Hotel Portfolio. With respect to our Equity Method Properties as of December 31, 2025, we held a (i) 50% joint venture ownership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in Long Island City and (ii) a 25% joint venture ownership interest in the Williamsburg Moxy Hotel Joint Venture, an affiliated real estate entity, which owns the Williamsburg Moxy Hotel, a 210-room room branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. We do not consolidate our joint venture ownership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture but rather account for them under the equity method of accounting.

In forming their conclusion as to the “as-is” value of the Investment Properties as of December 31, 2025, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of nine of the 10 investment properties in which we had ownership interests as of December 31, 2025. The Williamsburg Moxy Hotel was appraised by another independent third party valuation firm. With respect to the appraisals performed by Capright and the other independent third party valuation firm, the scope of their work included:

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

The values of our Investment Properties were generally estimated by Capright and the other independent third party valuation firm utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis (“DCF Analysis”) and a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of December 31, 2025 were used.

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

The following are the key assumptions used in the DCF Analysis utilized by Capright and the other independent third party valuation firm under the income approach to estimate the fair value of the indicated properties as of December 31, 2025:

	Consolidated Properties	Equity Method Properties
	Hotel Portfolio (8 properties)	Hilton Garden Inn - Long Island City	Williamsburg Moxy Hotel
	(weighted average)
Exit capitalization rate	8.08%	7.75%	7.00%
Discount rate	10.08%	9.75%	9.00%
Annual market rent growth	2.77%	3.70%	3.24%
Average holding period (in years)	10.0	10.0	10.0

As of December 31, 2025, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $130.9 million and the aggregate carrying value of our Consolidated Properties was $89.2 million.

As of December 31, 2025, the estimated fair value of our 50% membership interest in the Hilton Garden Inn Joint Venture of $26.5 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $83.2 million less the fair value of the outstanding indebtedness of $32.4 million plus all other non-real estate assets and liabilities, net of $2.2 million.

As of December 31, 2025, the estimated fair value of our 25% membership interest in the Williamsburg Moxy Hotel Joint Venture of $22.9 million was calculated based on the gross appraised value of the Williamsburg Moxy Hotel of $179.5 million less the fair value of the outstanding indebtedness of $93.5 million plus all other non-real estate assets and liabilities, net of $5.7 million.

While we believe that Capright’s and the other independent third party valuation firm’s assumptions utilized for estimating the fair values for the Investment Properties are reasonable, any changes in these assumptions would affect the calculations of the estimated fair values of the Investment Properties. The table below presents the estimated increase or decrease to our estimated NAV per Share as of December 31, 2025 resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the Investment Properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.25)	$0.27
Discount rate	$(0.28)	$0.28

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

Accordingly, pursuant to the terms of our operating agreement, no allocations are made to the holder of the Subordinated Participation Interests unless the NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of the indicated valuation date. In connection with our Offering, Lightstone SLP III LLC acquired an aggregate of $12.1 million of Subordinated Participation Interests. In the calculation of our NAV, no allocation of value was made to the holder of the Subordinated Participation Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 6.0% as of December 31, 2025.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated net asset value by our shares of common stock outstanding, all as of December 31, 2025.

Allocation of Estimated NAV per Share

The table below sets forth the key components of the calculation of our NAV and resulting NAV per Share as of December 31, 2025 as well as the comparable calculation as of December 31, 2024. The estimated NAV per Share of $10.21 as of December 31, 2025, represents a decrease of $0.27 per share, or 2.6%, from the estimated NAV per Share of $10.48 as of December 31, 2024.

	As of December 31, 2025		As of December 31, 2024
	Value	Per Share	Value	Per Share
Net Assets:
Investment properties, net	$180,337	$14.20	$182,847	$14.25
Non-Real Estate Assets:
Cash and cash equivalents	4,772		6,175
Marketable securities	6,082		5,858
Other assets	759		766
Total non-real estate assets	11,613	0.91	12,799	1.00
Total Assets	191,950	15.11	195,646	15.25
Liabilities:
Mortgages payable	(56,475)		(56,674)
Other liabilities	(5,828)		(4,479)
Total Liabilities	(62,303)	(4.90)	(61,153)	(4.77)
Net Asset Value before Allocations to Subordinated Participation Interests	129,647	$10.21	134,493	$10.48
Allocations to Subordinated Participation Interests	-	-	-	-
Net Asset Value	$129,647	$10.21	$134,493	$10.48

Shares of Common Stock Outstanding	12,703		12,832

Historical Estimated NAV per Share

More information regarding our historical reported estimated NAV per Share as of December 31, 2024 may be found in our Annual Report on Form 10-K for the Year Ended December 31, 2024, filed on March 26, 2025.

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

SRP

Our shareholder redemption program (the “SRP”), as amended from time to time by our Board of Directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

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

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions and hardship redemptions. Additionally, eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if the type of redemption requests exceeds its annual limitation (subject to a quarterly factor) as established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2025, we repurchased 128,363 Common Shares at a weighted average price per share of $10.34. For the year ended December 31, 2024, we repurchased 99,067 Common Shares at a weighted average price per share of $9.94.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

Common Shares

No distributions have been declared or paid on our Common Shares for any quarterly periods subsequent to the first quarter of 2024.

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, no distributions have been declared or paid since our inception on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

ITEM 6. Reserved

None.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data, RevPAR, ADR and where indicated in millions. References to quarters are based on calendar quarters.

Overview

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

As of December 31, 2025, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture, an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between us and Lightstone REIT II, a related party REIT, which is sponsored by the “Sponsor. We and Lightstone REIT II each have a 50% membership interest in the Hilton Garden Inn Joint Venture. The Williamsburg Moxy Hotel Joint Venture developed, constructed and owns the Williamsburg Moxy Hotel, a 216-room Marriott branded hotel located in the Williamsburg neighborhood in the Brooklyn borough of New York City, which opened on March 7, 2023. The Williamsburg Moxy Hotel Joint Venture is between us and Lightstone REIT IV, a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT IV have 25% and 75% membership interests, respectively, in the Williamsburg Moxy Hotel Joint Venture.

We have no employees. We are dependent on the Advisor and certain affiliates of the Sponsor for services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third-party property manager) and acquisition, disposition, development and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

To maintain our qualification as a REIT we engage in certain activities through a TRS, including when we acquire a hotel, we usually establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Investment Policies

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

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

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

Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with GAAP. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Critical Accounting Estimates and Policies

General

Our consolidated financial statements included in this Annual Report include our accounts and the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. We believe these accounting policies are most important to the portrayal of our results of operations and financial position, either because of the significance of the financial statement items to which they relate or because they require management’s most difficult, subjective or complex judgments.

Investments in Real Estate

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of ordinary repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements, 5 to 10 years for furniture and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our earnings because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower earnings on an annual basis.

We record assets and groups of assets and liabilities which comprise disposal groups as held for sale when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the consolidated balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and it exceeds its fair value.

We evaluate the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in us preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a TRS including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Mortgages Payable

Revolving Credit Facility

On July 31, 2024, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, we received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of our wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance.

We used the initial advance from the Revolving Credit Facility to repay in full the then outstanding principal balance of $30.8 million under a prior nonrecourse revolving loan with the same financial institution, which was also secured by the same six wholly owned and consolidated limited-service hotels.

Simultaneously on July 31, 2024, we entered into a one-year interest rate cap contract at a cost of $85 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract had a notional amount of $30.8 million, matured on July 31, 2025 and effectively capped SOFR at 5.34% during its term.

As of December 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $30.8 million. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of December 31, 2025.

As of December 31, 2025, we did not meet the minimum prescribed DSCR and DYR with respect to the Revolving Credit Facility. However, the lender has provided a waiver for these financial debt covenants.

Home2 Suites Mortgage Financings

On December 6, 2021 we entered into two cross-collateralized five-year non-recourse mortgage loan facilities (collectively, the “Home2 Suites Mortgage Financings”), both with the same financial institution. The Home2 Suites Mortgage Financings consist of (i) a facility providing up to $19.1 million (the “Home2 Suites – Tukwila Loan”) collateralized by our wholly owned and consolidated 139-room limited-service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and (ii) a facility providing up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”) collateralized by our wholly owned and consolidated 125-room limited-service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake City”). The Home2 Suites Mortgage Financings bear interest at a rate of AMERIBOR plus 3.50%, with a floor of 3.75%.

At closing, we received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at maturity on December 6, 2026. As of December 31, 2025, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $15.7 million.

At closing, we received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million with the outstanding unpaid principal balance due at maturity on December 6, 2026. As of December 31, 2025, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.2 million.

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and DYR, which if not met may also be achieved through principal paydowns on the outstanding balance. As of December 31, 2025, we were in compliance with the financial debt covenants with respect to the Home2 Suites Mortgage Financings. We expect to extend the maturity or refinance the Home2 Suites Mortgage Financings on or before their maturity date; however, there can be no assurances that we will be successful in such endeavors.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next 5 years and thereafter as of December 31, 2025.

Contractual Mortgage Obligations	2026	2027	2028		2029	2030	Thereafter	Total
Principal maturities	$25,971	$30,844	$		$-	$-	$-	$56,815
Interest payments(1)	4,419	1,302			-	-	-	5,721
Total Contractual Mortgage Obligations	$30,390	$32,146		$-	$-	$-	$-	$62,536

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. Our mortgage debt outstanding as of December 31, 2025 bears interest based either on one-month AMERIBOR or one-month SOFR both plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month SOFR and the one-month AMERIBOR rates as of December 31, 2025 were used.

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT II, a related party REIT also sponsored by our Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is funding $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

As of December 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the years ended December 31, 2025 and 2024, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2025 and 2024, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.5 million and $1.7 million, respectively.

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

During the year ended December 31, 2024, we made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million.

Fire Damage, Insurance Claim and Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage from a fire to its food and beverage venue located in an outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million during the fourth quarter of 2024. Because the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage, it filed an insurance claim related to the damages incurred, including the loss of business resulting from the closure of the damaged food and beverage venue. Furthermore, the Williamsburg Moxy Hotel Joint Venture recorded a receivable for an initial advance of $0.5 million from its insurance carriers (included in other assets on the Williamsburg Moxy Joint Venture’s condensed balance sheet as of December 31, 2024) resulting in it recognizing a casualty loss, net of $0.5 million during the fourth quarter of 2024. The initial advance of $0.5 million was received in the first quarter of 2025.

The Williamsburg Joint Venture incurred additional remediation costs of $0.1 million during the first quarter of 2025 and recognized a casualty loss of that amount. The Williamsburg Joint Venture incurred additional remediation costs of $0.4 million and its insurance carriers agreed to fund an additional advance of $1.0 million during the third quarter of 2025 and therefore, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. The additional advance of $1.0 million was received during the fourth quarter of 2025. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the business interruption of the operations of the damaged food and beverage venue, which became fully renovated and thereafter reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to the open insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.89% and 9.63% as of December 31, 2025 and 2024, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of both December 31, 2025 and 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the Williamsburg Moxy Joint Venture’s condensed balance sheets as of December 31, 2025 and 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR, which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. Although the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR as of September 30, 2025, the lender agreed not to retain excess cash flow pending finalization of the aforementioned open insurance claim. However, the Williamsburg Moxy Joint Venture subsequently met the prescribed minimum DSCR as of December 31, 2025.

Results of Operations

Comparison of the year ended December 31, 2025 vs. December 31, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the years ended December 31, 2025 and 2024 are attributable to our consolidated limited-service hotels, all of which were owned by us during the entire periods presented.

During the year ended December 31, 2025 compared to same period in 2024, our consolidated limited-service hotel portfolio experienced decreases in the percentage of rooms occupied to 70% from 71%, RevPAR to $86.32 from $90.59 and in ADR to $124.18 from $127.43.

Revenues

Revenues decreased by $1.5 million to $28.4 million during the year ended December 31, 2025 compared to $29.9 million for the same period in 2024. The decrease in revenues was a result of lower occupancy and ADR during the 2025 period.

Property operating expenses

Property operating expenses increased by $0.4 million to $20.8 million during the year ended December 31, 2025 compared to $20.4 million for the same period in 2024. This increase reflects higher labor costs during the 2025 period.

Real estate taxes

Real estate taxes decreased by $0.2 million to $1.2 million during the year ended December 31, 2025 compared to $1.4 million for the same period in 2024.

General and administrative expenses

General and administrative expenses were $2.9 million during both the years ended December 31, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense decreased by slightly $0.1 million to $3.2 million during the year ended December 31, 2025 compared to $3.3 million for the same period in 2024.

Interest expense

Interest expense decreased by $0.6 million to $4.7 million during the year ended December 31, 2025 compared to $5.3 million for the same period in 2024. Our interest expense is attributable to the financings associated with our hotels and reflects changes in both the weighted average principal outstanding and the market interest rates on our mortgage debt, all of which bear interest at variable rates.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.5 million and $2.1 million during the years ended December 31, 2025 and 2024, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2025, we had $4.8 million of cash on hand and $6.1 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities, if any, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Annual Report, which primarily consist of our anticipated operating expenses (excluding the temporarily deferred payment of asset management fees to our Advisor), scheduled debt service (excluding any balloon payments due before or at maturity and including our expectation of refinancing our Home2 Suites Mortgage Financings as discussed above), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2025, we had mortgage indebtedness totaling $56.8 million which represented 58% of our net assets. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Years Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$1,466	$1,462
Finance fees (1)	-	178

Total	$1,466	$1,640

(1)	Finances fees were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel Joint Venture.

During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management and finance fees due under the advisory agreement. As of December 31, 2025 and 2024, we owed the Advisor and its affiliates an aggregate of $3.5 million and $2.0 million, respectively, which is classified as due to related parties in on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Years Ended December 31,
	2025	2024

Net cash provided by operating activities	$704	$2,550
Net cash (used in)/provided by investing activities	(309)	2,498
Net cash used in financing activities	(1,798)	(2,726)
Change in cash and cash equivalents	(1,403)	2,322
Cash and cash equivalents, beginning of year	6,175	3,853
Cash and cash equivalents, end of year	$4,772	$6,175

Operating activities

The net cash provided by operating activities of $0.7 million during the year ended December 31, 2025 consisted of our net loss of $4.6 million which was offset by the changes in our operating assets and liabilities of $1.3 million, depreciation and amortization, and our loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $4.0 million.

Investing activities

The net cash used in investing activities of $0.3 million during the year ended December 31, 2025 consisted of purchases of investment property $0.4 million, purchases of marketable securities of $0.2 million, and contributions to the Hilton Garden Inn Joint Venture of $0.2 million partially offset by distributions from the Hilton Garden Inn Joint Venture of $0.5 million.

Financing activities

The net cash used in financing activities of $1.8 million during the year ended December 31, 2025 consisted of debt principal payments of $0.5 million and redemptions of Common Shares of $1.3 million.

SRP

Our SRP, as amended from time to time by our board of directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

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

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions and hardship redemptions. Additionally, eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations (subject to a quarterly factor) as established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2025, we repurchased 128,363 Common Shares at a weighted average price per share of $10.34. For the year ended December 31, 2024, we repurchased 99,067 Common Shares at a weighted average price per share of $9.94.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

Common Shares

No distributions have been declared or paid on our Common Shares for any quarterly periods subsequent to the first quarter of 2024.

Subordinated Participation Interests

In connection with our Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, no distributions have been declared or paid from our inception on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Non-GAAP Financial Measures - FFO and MFFO

We believe that the historical cost accounting convention used for real estate assets in accordance with GAAP implicitly assumes that the value of a real estate asset diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe the presentation of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be insufficient by themselves.

The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized non-GAAP measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. However, FFO is not equivalent to our net income or loss as determined under GAAP.

We calculate FFO in accordance with the current NAREIT definition. FFO represents net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, income taxes attributable to gains from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

Our computation of FFO may not be comparable to other REITs that do not compute FFO in accordance with the current NAREIT definition. We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, As a result, the Investment Program Association (the “IPA”), another industry trade group, published a standardized non-GAAP measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs.

MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as another supplemental measure of operating performance because we believe that it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, MFFO is also not equivalent to our net income or loss as determined under GAAP.

We compute MFFO in accordance with the definition included in Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010 as interpreted by management. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items.

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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss or income or loss from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions, if any, to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate our FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the current definitions of FFO and MFFO or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we may have to adjust our calculations and characterizations of FFO or MFFO accordingly.

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Year Ended December 31,
	2025	2024
Net loss	$(4,627)	$(5,235)
FFO adjustments:
Adjustments to equity earnings from unconsolidated entities, net	3,210	2,164
Depreciation and amortization of real estate assets	1,821	3,320
FFO	404	249
MFFO adjustments:

Gain on sale of marketable securities(1)	-	(54)
Unrealized (gain)/loss on marketable equity securities(2)	(8)	4
Adjustments to equity earnings from unconsolidated affiliated real estate entities	-	113
Mark-to-market adjustments(2)	2	93
MFFO - IPA recommended format	$398	$405

Net loss	$(4,627)	$(5,235)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(4,627)	$(5,235)
Net loss per common share, basic and diluted	$(0.36)	$(0.41)

FFO	$404	$249
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$404	$249
FFO per common share, basic and diluted	$0.03	$0.02

MFFO - IPA recommended format	$398	$405
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$398	$405

Weighted average number of common shares outstanding, basic and diluted	12,760	12,886

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period October 5, 2012
(date of inception) through
December 31, 2025

FFO attributable to Company’s Common Shares	$20,978
Cumulative distributions declared	$29,764

FFO attributable to our Common Shares for the year ended December 31, 2025 was $0.4 million and cash flow provided by operations was $0.7 million. FFO attributable to our Common Shares for the year ended December 31, 2024 was $0.2 million and cash flow provided by operations was $2.6 million.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT III, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT III, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investments in Unconsolidated Affiliated Real Estate Entities – Impairment Evaluation

As of December 31, 2025, the Company had investment property, net of accumulated depreciation, of approximately $89.2 million and investments in unconsolidated affiliated real estate entities of approximately $15.9 million.

As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results, as well as significant negative industry, geographic, or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if it is not recoverable and management’s estimate of the fair value of the investment property is less than the carrying value.

Furthermore, the Company reviews its investments in unconsolidated affiliated real estate entities for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than the carrying amount of such investment and that the decline is other than temporary. The investments in unconsolidated affiliated real estate entities are impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investments in partially owned entities is dependent on a number of factors including the performance of each entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2026

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	December 31, 2025	December 31, 2024

Assets

Investment property:
Land and improvements	$21,763	$21,753
Building and improvements	93,012	92,803
Furniture and fixtures	17,292	17,083
Construction in progress	53	23

Gross investment property	132,120	131,662
Less: accumulated depreciation	(42,881)	(39,735)
Net investment property	89,239	91,927

Investments in unconsolidated affiliated real estate entities	15,916	16,770
Cash and cash equivalents	4,772	6,175
Marketable securities, available for sale	6,082	5,858
Accounts receivable and other assets	1,152	1,222
Total Assets	$117,161	$121,952

Liabilities and Equity

Accounts payable and other liabilities	$2,359	$2,476
Mortgages payable, net	56,475	56,674
Due to related parties	3,469	2,003
Total Liabilities	62,303	61,153

Commitments and Contingencies

Equity:

Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.7 million and 12.8 million shares issued and outstanding, respectively	127	128
Additional paid-in-capital	108,152	109,478
Accumulated other comprehensive loss	(107)	(120)
Accumulated deficit	(65,406)	(60,779)
Total stockholders’ equity	42,766	48,707

Noncontrolling interests	12,092	12,092

Total Equity	54,858	60,799

Total Liabilities and Equity	$117,161	$121,952

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024

Revenues	$28,383	$29,880

Expenses:
Property operating expenses	20,806	20,439
Real estate taxes	1,248	1,352
General and administrative costs	2,913	2,884
Depreciation and amortization	3,210	3,320

Total expenses	28,177	27,995

Interest expense	(4,707)	(5,252)
Loss from investments in unconsolidated affiliated real estate entities	(524)	(2,124)
Other income, net	398	256

Net loss	(4,627)	(5,235)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(4,627)	$(5,235)

Net loss per Company’s common share, basic and diluted	$(0.36)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	12,760	12,886

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024

Net loss	$(4,627)	$(5,235)

Other comprehensive income:

Holding gain on marketable securities, available for sale	13	46

Other comprehensive income	13	46

Comprehensive loss	(4,614)	(5,189)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(4,614)	$(5,189)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2023	12,932	$129	$110,462	$(166)	$(55,544)	$12,092	$66,973

Net loss	-	-	-	-	(5,235)	-	(5,235)
Other comprehensive income	-	-	-	46	-	-	46
Redemption and cancellation of common shares	(99)	(1)	(984)	-	-	-	(985)

BALANCE, December 31, 2024	12,833	$128	$109,478	$(120)	$(60,779)	$12,092	$60,799

Net loss	-	-	-	-	(4,627)	-	(4,627)
Other comprehensive income	-	-	-	13	-	-	13
Redemption and cancellation of common shares	(128)	(1)	(1,326)	-	-	-	(1,327)

BALANCE, December 31, 2025	12,705	$127	$108,152	$(107)	$(65,406)	$12,092	$54,858

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,627)	$(5,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	524	2,124
Depreciation and amortization	3,210	3,320
Amortization of deferred financing costs	272	284
Other non-cash adjustments	25	110
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable and other assets	(27)	520
Decrease in accounts payable and other liabilities	(139)	(35)
Increase in due to related parties	1,466	1,462
Net cash provided by operating activities	704	2,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(436)	(460)
Proceeds from sale of marketable securities	-	5,030
Purchase of marketable securities	(203)	(3,596)
Investments in unconsolidated affiliated real estate entities	(170)	(197)
Distributions from unconsolidated affiliated real estate entities	500	1,721
Net cash (used in)/provided by investing activities	(309)	2,498

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	30,844
Payments on mortgages payable	(471)	(31,152)
Payment of loan fees and expenses	-	(463)
Distributions paid to Company’s common stockholders	-	(970)
Redemption and cancellation of common shares	(1,327)	(985)
Net cash used in financing activities	(1,798)	(2,726)

Change in cash and cash equivalents	(1,403)	2,322
Cash and cash equivalents, beginning of year	6,175	3,853
Cash and cash equivalents, end of year	$4,772	$6,175

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,470	$5,033
Cash paid for taxes	$140	$67
Investments in unconsolidated affiliated real estate entities in due to related parties	$-	$178
Holding gain on marketable securities, available for sale	$13	$46

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2025, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of December 31, 2025, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full-service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of the Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality properties, which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities, such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from another party or other parties.

The Company’s Common Shares are not currently listed on any national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, since the Company’s inception there have been no distributions declared or paid on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of December 31, 2025, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

If required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, debt service payments and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of both December 31, 2025 and 2024, the Company did not have any restricted cash.

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from the use of a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contractual performance obligations have been fulfilled.

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contractual liabilities are not significant.

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

	For the Years Ended December 31,
Revenues	2025	2024
Room	$27,464	$28,912
Food, beverage and other	919	968
Total revenues	$28,383	$29,880

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

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends.  The undiscounted projected cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value. No impairment losses were recorded during the years ended December 31, 2025 and 2024.

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

For the Years Ended December 31, 2025 and 2024

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

Tax Status and Income Tax Provision/Benefit

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

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2025 and 2024 there were no deferred tax assets and liabilities included within the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company had no accruals for uncertain income tax positions as of December 31, 2025 and December 31, 2024.

For the years ended December 31, 2025 and 2024, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “other income, net” on the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and other assets, accounts payable and other liabilities, and due to related parties approximate their fair values because of the short maturity of these instruments.

The estimated fair value of the Company’s mortgages payable as of both December 31, 2025 and 2024 approximated their carrying values because they bear interest at floating rates.

Basic and Diluted Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of Common Shares outstanding. The Company does not have any potentially dilutive securities.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect the Company’s future results of operations and financial condition.

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-09, “Income Taxes (Topic 740) -Improvements to Income Tax Disclosures.” The amendments, in ASU 2023-09 provide for further enhancements to income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis and it did not have a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2025	December 31, 2024
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$7,534	$7,601
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	8,382	9,169

Total investments in unconsolidated affiliated real estate entities			$15,916	$16,770

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT II, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year nonrecourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is funding $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

As of December 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

During the years ended December 31, 2025 and 2024, the Company made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2025 and 2024, the Company received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.5 million and $1.7 million, respectively.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Hilton Garden Inn Joint Venture Financial Information (Unaudited)

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenues	$13,502	$13,426

Property operating expenses	8,098	8,225
General and administrative costs	84	70
Depreciation and amortization	1,904	2,404
Operating income	3,416	2,727

Interest expense and other, net	(2,890)	(3,041)
Net income/(loss)	$526	$(314)
Company’s share of earnings (50%)	$262	$(157)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2025	December 31, 2024

Investment property, net	$44,503	$45,833
Cash and restricted cash	2,433	1,702
Other assets	1,189	739
Total assets	$48,125	$48,274

Mortgage payable, net	$32,364	$32,308
Other liabilities	1,293	1,364
Members’ capital	14,468	14,602
Total liabilities and members’ capital	$48,125	$48,274

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

During the year ended December 31, 2024, the Company made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million.

Fire Damage, Insurance Claim and Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage from a fire to food and beverage venues located in an outdoor garden area on the grounds of the property.  As a result, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million during the fourth quarter of 2024. Because the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage, it has filed an insurance claim for the damages incurred, including loss of business resulting from the closure of the damage food and beverage venue. Furthermore, the Williamsburg Moxy Hotel Joint venture recorded a receivable for an initial advance of $0.5 million from its insurance carriers (included in other assets on the Williamsburg Joint Venture’s condensed balance sheet as of December 31, 2024) resulting in it recognizing a casualty loss, net of $0.5 million during the fourth quarter of 2024. The initial advance of $0.5 million was received during the first quarter of 2025.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Williamsburg Joint Venture incurred additional remediation costs of $0.1 million during the first quarter of 2025 and recognized a casualty loss of that amount. The Williamsburg Joint Venture incurred additional remediation costs of $0.4 million and its insurance carriers agreed to fund an additional advance of $1.0 million during the third quarter of 2025 and therefore, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. The additional advance of $1.0 million was received during the fourth quarter of 2025. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the business interruption of the operations of the damaged food and beverage venue, which became fully renovated and thereafter reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to this insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.89% and 9.63% as of December 31, 2025 and 2024, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of both December 31, 2025 and 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.5 million and $2.6 million, respectively, on Williamsburg Moxy Joint Venture’s condensed balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the Williamsburg Moxy Joint Venture’s condensed balance sheets as of December 31, 2025 and 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. Although the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR as of September 30, 2025, the lender agreed not to retain excess cash flow pending finalization of the aforementioned open insurance claim. However, the Williamsburg Moxy Hotel Joint Venture subsequently met the prescribed minimum DSCR as of December 31, 2025.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Williamsburg Moxy Hotel Joint Venture Financial Information (Unaudited)

The following table represents the condensed statements of operations for the Williamsburg Moxy Joint Venture:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Revenues	$30,535	$29,697

Property operating expenses	19,976	21,574
General and administrative costs	307	261
Casualty (gain)/loss, net	(530)	453
Depreciation and amortization	3,769	3,693
Operating income	7,013	3,716
Interest expense and other, net	(9,922)	(11,426)
Net loss	$(2,909)	$(7,710)
Company’s share of net loss (25%)	$(727)	$(1,927)
Additional depreciation and amortization expense (1)	(59)	(40)
Company’s net loss from investment	$(786)	$(1,967)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Williamsburg Moxy Hotel Joint Venture and the amount of the underlying equity in net assets of the Williamsburg Moxy Hotel Joint Venture

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture:

	As of	As of
	December 31, 2025	December 31, 2024

Investment property, net	$120,491	$122,370
Cash and restricted cash	10,249	10,558
Other assets	1,693	1,795
Total assets	$132,433	$134,723

Mortgages payable, net	$93,523	$92,416
Other liabilities	6,286	6,773
Members’ capital	32,624	35,534
Total liabilities and members’ capital	$132,433	$134,723

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$15	$-	$525
Mutual Funds	4,918	-	-	4,918
	5,428	15	-	5,443
Debt securities:
Corporate Bonds	746	-	(107)	639
Total	$6,174	$15	$(107)	$6,082

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

As of December 31, 2025, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by higher market interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The Company’s mutual funds were classified as Level 1 assets and the Company’s preferred equity securities, corporate bonds and interest rate cap contract were classified as Level 2 assets. There were no transfers between the level classifications during the year ended December 31, 2025.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2025
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	639
Total	$639

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5. Mortgages Payable, Net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2025	Maturity Date	Amount Due at Maturity	As of December 31, 2025	As of December 31, 2024

Revolving Credit Facility	SOFR + 3.30% (floor of 6.64%)	7.54%	July 2027	$30,844	$30,844	$30,844

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.82%	December 2026	15,512	15,738	16,023

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.82%	December 2026	10,086	10,233	10,418

Total mortgages payable		7.67%		$56,442	56,815	57,285

Less: Deferred financing costs					(340)	(611)

Total mortgages payable, net					$56,475	$56,674

SOFR as of December 31, 2025 and 2024 was 3.87% and 4.53%. AMERIBOR as of December 31, 2025 and 2024 was 3.77% and 4.39%.

Revolving Credit Facility

On July 31, 2024, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, the Company received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of its wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance.

The Company used the initial advance from the Revolving Credit Facility to repay in full the then outstanding principal balance of $30.8 million under a prior nonrecourse revolving loan with the same financial institution, which was also secured by the same six wholly owned and consolidated limited-service hotels. The scheduled maturity of the revolving loan was July 31, 2024.

Simultaneously on July 31, 2024, the Company entered into an interest rate cap contract at a cost of $85 with an unrelated financial institution in order to reduce the effect of increases to the interest rate associated with the Revolving Credit Facility. The interest rate cap contract had a notional amount of $30.8 million, matured on July 31, 2025 and effectively capped SOFR at 5.34% during its term.

As of December 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $30.8 million. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of December 31, 2025.

As of December 31, 2025, the Company did not meet the minimum prescribed DSCR and DYR with respect to the Revolving Credit Facility. However, the lender has provided a waiver for these financial debt covenants.

Home2 Suites Mortgage Financings

On December 6, 2021, the Company entered into two cross-collateralized five-year non-recourse mortgage loan facilities (collectively, the “Home2 Suites Mortgage Financings”), both with the same financial institution. The Home2 Suites Mortgage Financings consist of (i) a facility providing up to $19.1 million (the “Home2 Suites – Tukwila Loan”) collateralized by the Company’s wholly owned and consolidated 139-room limited-service hotel located in Tukwila, Washington (the “Home2 Suites – Tukwila”) and (ii) a facility providing up to $12.5 million (the “Home2 Suites – Salt Lake City Loan”) collateralized by the Company’s wholly owned and consolidated 125-room limited-service hotel located in Salt Lake City, Utah (the “Home2 Suites – Salt Lake City”). The Home2 Suites Mortgage Financings bear interest of AMERIBOR plus 3.50%, with a floor of 3.75%.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

At closing, the Company received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at the maturity date of December 6, 2026.

At closing, the Company received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at the maturity date of December 6, 2026.

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and DYR, which if not met may also be achieved through principal paydowns on the outstanding balance. As of December 31, 2025, the Company was in compliance with the financial debt covenants with respect to the Home2 Suites Mortgage Financings. The Company currently expects to extend the maturity or refinance the Home2 Suites Mortgage Financings on or before their maturity dates; however, there can be no assurances that it will be successful in such endeavors.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total

Principal maturities	$25,971	$30,844	$-	$-	$-	$-	$56,815

Less: Deferred financing costs							(340)

Total principal maturities, net							$56,475

6. Stockholder’s Equity

Preferred Stock

The Company’s charter authorizes its Board of Directors to designate and issue one or more classes or series of preferred stock without approval of the stockholders of Common Shares. On July 11, 2014, the Company amended and restated its charter to authorize the issuance of 50,000,000 shares of preferred stock. Prior to the issuance of shares of each class or series, the Company’s Board of Directors is required by Maryland law and by the Company’s charter to set, subject to the Company’s charter restrictions on ownership and transfer of stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of each class or series of preferred stock so issued, which may be more beneficial than the rights, preferences and privileges attributable to Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2025 and 2024, the Company had no outstanding shares of preferred stock.

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

For the Years Ended December 31, 2025 and 2024

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

SRP

The Company’s share repurchase program (the “SRP”), as amended from time to time by the Board of Directors, may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

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

Additionally, the Board of Directors has established that on an annual basis the Company will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions and hardship redemptions. Additionally, eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if the type of redemption requests exceeds its annual limitations (subject to a quarterly factor) as established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the year ended December 31, 2025, the Company repurchased 128,363 Common Shares at a weighted average price per share of $10.34. For the year ended December 31, 2024, the Company repurchased 99,067 Common Shares at a weighted average price per share of $9.94.

Distributions on Common Shares

The Company made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible the Company may be unable to make any such required distributions if they are in an amount in excess of its available cash.

The Company’s distributions, if any, are authorized at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, the Company’s sources and availability of capital, its operating and interest expenses, its ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although the Board of Directors’ decisions will be substantially influenced by the intention to maintain the Company’s federal tax status as a REIT, the Company cannot provide assurance that it will pay distributions at any particular level, or at all.

No distributions have been declared or paid on the Common Shares for any quarterly periods subsequent to the first quarter of 2024.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

For the Years Ended December 31, 2025 and 2024

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

In addition, the Company pays the affiliates of the Advisor a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

From the Company’s inception through December 31, 2025, no property management fees or separate fees have been incurred.

Operating Expenses

The Company may reimburse the Advisor’s costs of providing administrative services at the end of each fiscal quarter, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined above under “Asset Management Fee”) for that fiscal year, and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. From the Company’s inception through December 31, 2025, the Company has not reimbursed the Advisor for providing any administrative services.

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

For the Years Ended December 31, 2025 and 2024

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

From the Company’s inception through December 31, 2025, no annual subordinated performance fees have been incurred.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

From the Company’s inception through December 31, 2025, no liquidating distributions have been made.

Subordinated Participation Interests

In connection with the Company’s Offering, the Special Limited Partner purchased 242 Subordinated Participation Interests in the Operating Partnership at a cost of $50,000 per unit, with an aggregate value of $12.1 million.

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, no distributions have been declared or paid since the Company’s inception on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Year Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$1,466	$1,462
Finance fees (1)	-	178
Total	$1,466	$1,640

(1)	Finances fees were capitalized and are included in the carrying value of the Company’s investment in the Williamsburg Moxy Hotel Joint Venture.

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

During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management and finance fees. As of December 31, 2025 and 2024, the Company owed the Advisor and its affiliates an aggregate of $3.5 million and $2.0 million, respectively, which is classified as due to related parties in on the consolidated balance sheets.

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

Franchise Agreements

As of December 31, 2025, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Disclosure Controls and Procedures. As of December 31, 2025, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 16, 2026 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	65	Chief Executive Officer and Chairman of the Board of Directors	2026	2014
George R. Whittemore	76	Director	2026	2014
Yehuda “Judah” L. Angster	43	Director	2026	2021

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

Executive Officers:

The following table presents certain information as of March 16, 2026 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	65	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	73	President and Chief Operating Officer

Joseph Teichman	52	General Counsel and Secretary

Seth Molod	62	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2025, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2025.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2025, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 16, 2026 concerning each of our directors and executive officers serving in such capacities:

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

For substantial services in connection with the sale of a property, we will pay to our Advisor a commission in an amount equal to the lesser of (a) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (b) 2.0% of the contractual sales price of the property. The commission will not exceed the lesser of 6.0% of the contractual sales price or commission that is reasonable, customary and competitive in light of the size, type and location of the property

We may pay our Advisor an annual subordinated performance fee calculated on the basis of our annual return to holders of our Common Shares, payable annually in arrears, such that for any year in which holders of our Common Shares receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on their respective net investments, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided, that the amount paid to the Advisor will not exceed 10.0% of the aggregate return for such year, and provided, further, that the annual subordinated performance fee will not be paid unless holders of our Common Shares receive a return of their respective net investments. From our inception through December 31, 2025, no annual subordinated performance fees were incurred.

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

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Year Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$1,466	$1,462
Finance fees (1)	-	178

Total	$1,466	$1,640

(1)	Finances fees were capitalized and are included in the carrying value of our investment in the Williamsburg Moxy Hotel Joint Venture.

During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management and finance fees. As of December 31, 2025 and 2024, the Advisor agreed to defer $3.5 million and $2.0 million of asset management and finance fees, respectively, which is included in due to related parties in on the consolidated balance sheets.

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

These Subordinated Participation Interests may entitle the Special Limited Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, since our inception there have been no distributions declared or paid on the Subordinated Participation Interests. Any future distributions on the Subordinated Participation Interests will always be subordinated until stockholders receive a stated preferred return.

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

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT II, a related party REIT also sponsored by our Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn – Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is funding $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

As of December 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the years ended December 31, 2025 and 2024, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2025 and 2024, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.5 million and $1.7 million, respectively.

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

During the year ended December 31, 2024, we made capital contributions to the Williamsburg Moxy Joint Venture of $0.1 million.

Fire Damage, Insurance Claim and Casualty Gain/(Loss), Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage from a fire to its food and beverage venue located in an outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture wrote-off the carrying value of the physically damaged assets of $0.8 million and incurred remediation costs of $0.2 million during the fourth quarter of 2024. Because the Williamsburg Moxy Hotel Joint Venture maintains property, general liability and business interruption insurance coverage, it filed an insurance claim related to the damages incurred, including the loss of business resulting from the closure of the damaged food and beverage venue. Furthermore, the Williamsburg Moxy Hotel Joint Venture recorded a receivable for an initial advance of $0.5 million from its insurance carriers (included in other assets on the Williamsburg Moxy Joint Venture’s condensed balance sheet as of December 31, 2024) resulting in it recognizing a casualty loss, net of $0.5 million during the fourth quarter of 2024. The initial advance of $0.5 million was received in the first quarter of 2025.

The Williamsburg Joint Venture incurred additional remediation costs of $0.1 million during the first quarter of 2025 and recognized a casualty loss of that amount. The Williamsburg Joint Venture incurred additional remediation costs of $0.4 million and its insurance carriers agreed to fund an additional advance of $1.0 million during the third quarter of 2025 and therefore, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.6 million. The additional advance of $1.0 million was received during the fourth quarter of 2025. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million.

Because the insurance claim has not yet been finalized, the Williamsburg Moxy Hotel Joint Venture currently expects to receive additional recoveries from its insurance carriers; particularly related to the business interruption of the operations of the damaged food and beverage venue, which became fully renovated and thereafter reopened for business during the third quarter of 2025. However, there can be no assurance that the Williamsburg Moxy Hotel Joint Venture will receive any further proceeds related to the open insurance claim.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.89% and 9.63% as of December 31, 2025 and 2024, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of a construction loan used for the development of the Williamsburg Moxy Hotel consisting of the outstanding indebtedness (principal and interest) of $86.0 million and loan exit fees of $0.8 million, net of restricted escrows of $1.0 million.

As of both December 31, 2025 and 2024, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid an $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the Williamsburg Moxy Joint Venture’s condensed balance sheets as of December 31, 2025 and 2024.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR, which if not met, beginning with the calendar quarter ended September 30, 2025, provide the lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. Although the Williamsburg Moxy Hotel Joint Venture did not meet the prescribed minimum DSCR as of September 30, 2025, the lender agreed not to retain excess cash flow pending finalization of the aforementioned open insurance claim. However, the Williamsburg Moxy Joint Venture subsequently met the prescribed minimum DSCR as of December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent registered public accounting firm is EisnerAmper LLP, Iselin, NJ, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

(amounts in thousands)

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees (a)	$223	$246
Tax Fees (b)	98	114

Total Fees	$321	$360

(a)	Fees for audit services consisted of the audit of the Lightstone REIT III’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings.

(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT III, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT III, Inc.’s audited financial statements as of and for the year ended December 31, 2025.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT III, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT III, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2025

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT III, Inc.
3.2(2)	Bylaws of Lightstone Value Plus REIT III, Inc.
4.1(3)	Agreement of Limited Partnership of Lightstone Value Plus REIT III LP
4.2(3)	Distribution Reinvestment Program, included as Appendix C to prospectus
4.3(6)	Description of Shares
4.4(4)	Second Amended and Restated Contribution Agreement between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
10.1(3)	Advisory Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Lightstone Value Plus REIT III LLC
10.2(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Beacon Property
10.3(3)	Property Management Agreement by and among Lightstone Value Plus REIT III, Inc., Lightstone Value Plus REIT III LP and Paragon Retail Property Management LLC
10.4(5)	Contribution Agreement Termination between Lightstone Value Plus REIT III LP and Lightstone SLP III LLC
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	As filed herewith
(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023.
(2)	Included as Exhibit 3.2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) submitted confidentially to the Securities and Exchange Commission on April 24, 2013.
(3)	Included as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (Reg. No. 333-195292) filed with the Securities and Exchange Commission on September 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

(6)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: March 30, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of	March 30, 2026
David Lichtenstein	the Board of Directors (Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 30, 2026
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 30, 2026
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 30, 2026
Yehuda “Judah” L. Angster