Form 10-Q
period 2026-03-31
Lightstone Value Plus REIT III, Inc.
filed 2026-05-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes  ☐  No ☑

As of May 7, 2026, there were approximately 12.6 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets

Investment property:
Land and improvements	$21,763	$21,763
Building and improvements	93,029	93,012
Furniture and fixtures	17,330	17,292
Construction in progress	233	53

Gross investment property	132,355	132,120
Less: accumulated depreciation	(43,656)	(42,881)
Net investment property	88,699	89,239

Investments in unconsolidated affiliated real estate entities	14,452	15,916
Cash and cash equivalents	4,270	4,772
Marketable securities, available for sale	6,129	6,082
Accounts receivable and other assets	1,380	1,152

Total Assets	$114,930	$117,161

Liabilities and Equity

Accounts payable and other liabilities	$3,110	$2,359
Mortgages payable, net	56,418	56,475
Due to related parties	3,836	3,469

Total Liabilities	63,364	62,303

Commitments and Contingencies

Equity:

Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.7 million shares issued and outstanding	127	127
Additional paid-in-capital	107,817	108,152
Accumulated other comprehensive loss	(96)	(107)
Accumulated deficit	(68,374)	(65,406)

Total stockholders’ equity	39,474	42,766

Noncontrolling interests	12,092	12,092

Total Equity	51,566	54,858

Total Liabilities and Equity	$114,930	$117,161

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues	$5,975	$6,135

Expenses:
Property operating expenses	5,072	4,903
Real estate taxes	333	335
General and administrative costs	785	754
Depreciation and amortization	791	830

Total expenses	6,981	6,822

Loss from investments in unconsolidated affiliated real estate entities	(964)	(1,265)
Interest expense and other income, net	(998)	(1,086)

Net loss	(2,968)	(3,038)

Less: net loss attributable to noncontrolling interests	-	-

Net loss applicable to Company’s common shares	$(2,968)	$(3,038)

Net loss per Company’s common share, basic and diluted	$(0.23)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	12,681	12,809

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net loss	$(2,968)	$(3,038)

Other comprehensive income:
Holding gain on marketable securities, available for sale	11	4

Comprehensive loss	(2,957)	(3,034)

Less: Comprehensive income attributable to noncontrolling interests	-	-

Comprehensive loss attributable to the Company’s common shares	$(2,957)	$(3,034)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2024	12,833	$128	$109,478	$(120)	$(60,779)	$12,092	$60,799

Net loss	-	-	-	-	(3,038)	-	(3,038)
Other comprehensive income	-	-	-	4	-	-	4
Redemption and cancellation of shares	(32)	-	(320)	-	-	-	(320)

BALANCE, March 31, 2025	12,801	$128	$109,158	$(116)	$(63,817)	$12,092	$57,445

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2025	12,705	$127	$108,152	$(107)	$(65,406)	$12,092	$54,858

Net loss	-	-	-	-	(2,968)	-	(2,968)
Other comprehensive income	-	-	-	11	-	-	11
Redemption and cancellation of shares	(32)	-	(335)	-	-	-	(335)

BALANCE, March 31, 2026	12,673	$127	$107,817	$(96)	$(68,374)	$12,092	$51,566

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,968)	$(3,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investments in unconsolidated affiliated real estate entities	964	1,265
Depreciation and amortization	791	830
Amortization of deferred financing costs	68	68
Other non-cash adjustments	26	16
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(262)	(254)
Increase in accounts payable and other liabilities	572	420
Increase in due to related parties	367	366

Net cash used in operating activities	(442)	(327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(55)	(92)
Purchase of marketable securities	(45)	(51)
Distributions from unconsolidated affiliated real estate entities	500	-

Net cash provided by/(used in) investing activities	400	(143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(125)	(118)
Redemption and cancellation of common shares	(335)	(320)

Net cash used in financing activities	(460)	(438)

Change in cash and cash equivalents	(502)	(908)
Cash and cash equivalents, beginning of year	4,772	6,175
Cash and cash equivalents, end of period	$4,270	$5,267

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,020	$1,121

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

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2026, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2026, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full-service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of March 31, 2026, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT III, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2025 included herein has been derived from the consolidated balance sheet included in the Company’s 2025 Form 10-K.

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

For the three months ended March 31, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “interest expense and other income, net” on the consolidated statements of operations.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
Revenues	2026	2025
Room revenues	$5,745	$5,908
Food, beverage and other revenues	230	227

Total revenues	$5,975	$6,135

Concentration of Risk

As of March 31, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

Significant expense categories, including property operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and interest expense and other income, net, are included on the Company’s consolidated statements of operations.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

New Accounting Pronouncements

In November 2024, the  Financial Accounting Standards Board issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2026	December 31, 2025
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$6,836	$7,534
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	7,616	8,382

Total investments in unconsolidated affiliated real estate entities			$14,452	$15,916

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

During the three months ended March 31, 2026, the Company received distributions from the Hilton Garden Joint Venture of $0.5 million.

As of March 31, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Three Months Ended March 31,
	2026	2025
Revenues	$2,525	$2,088

Property operating expenses	1,906	1,770
General and administrative costs	14	20
Depreciation and amortization	451	602
Operating income/(loss)	154	(304)
Interest expense and other income, net	(548)	(637)

Net loss	$(394)	$(941)

Company’s share of net loss (50%)	$(197)	$(471)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of March 31,	As of December 31,
	2026	2025

Investment property, net	$44,090	$44,503
Cash and restricted cash	2,029	2,433
Other assets	628	1,189

Total assets	$46,747	$48,125

Mortgage payable, net	$32,378	$32,364
Other liabilities	1,296	1,293
Members’ capital	13,073	14,468

Total liabilities and members’ capital	$46,747	$48,125

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.76% and 8.89% as of March 31, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of both March 31, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $1.2 million and $1.5 million, respectively, on the condensed balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheets as of March 31, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the senior lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of March 31, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Williamsburg Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently intends to exercise the first of two six-month extension options, subject to the satisfaction of certain conditions, to extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Hotel Joint Venture:

	For the Three Months Ended March 31,
	2026	2025
Revenues	$4,989	$5,086

Property operating expenses	4,603	4,664
General and administrative costs	72	78
Casualty loss, net	-	67
Depreciation and amortization	982	932
Operating loss	(668)	(655)
Interest and other expense, net	(2,337)	(2,463)

Net loss	$(3,005)	$(3,118)

Company’s share of net loss (25.00%)	$(751)	$(780)

Additional deprecation and amortization expense (1)	(15)	(15)
Company’s net loss from investment	$(766)	$(795)

(1)

Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Williamsburg Moxy

Hotel Joint Venture and the amount of the underlying equity in net assets of the Williamsburg Moxy Hotel Joint Venture.

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture:

	As of	As of
	March 31, 2026	December 31, 2025

Investment property, net	$119,619	$120,491
Cash and restricted cash	8,953	10,249
Other assets	934	1,693

Total assets	$129,506	$132,433

Mortgages payable, net	$93,800	$93,523
Other liabilities	6,088	6,286
Members' capital	29,618	32,624

Total liabilities and members' capital	$129,506	$132,433

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$7	$-	$517
Mutual Funds	4,962	-	-	4,962
	5,472	7	-	5,479
Debt securities:
Corporate Bonds	746	-	(96)	650
Total	$6,218	$7	$(96)	$6,129

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$15	$-	$525
Mutual Funds	4,918	-	-	4,918
	5,428	15	-	5,443
Debt securities:
Corporate Bonds	746	-	(107)	639
Total	$6,174	$15	$(107)	$6,082

As of March 31, 2026, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by higher market interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2026
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	650
Total	$650

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2026	Maturity Date	Amount Due at Maturity	As of March 31, 2026	As of December 31, 2025

Revolving Credit Facility	SOFR + 3.30% (floor of 6.64%)	6.98%	July 2027	$30,844	$30,844	$30,844

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.26%	December 2026	15,493	15,662	15,738

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.26%	December 2026	10,074	10,184	10,233

Total mortgages payable		7.11%		$56,411	56,690	56,815

Less: Deferred financing costs					(272)	(340)

Total mortgages payable, net					$56,418	$56,475

SOFR as of March 31, 2026 and December 31, 2025 was 3.68% and 3.87%, respectively. AMERIBOR as of March 31, 2026 and December 31, 2025 was 3.81% and 3.77%, respectively.

Revolving Credit Facility

On July 31, 2024, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, the Company received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of its wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at the initial maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of March 31, 2026, the outstanding principal balance of the Revolving Credit Facility was $30.8 million. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of March 31, 2026.

As of March 31, 2026, the Company did not meet the required minimum prescribed DSCR and DYR with respect to the Revolving Credit Facility. However, the lender has provided a waiver for these financial debt covenants.

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

At closing, the Company received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at the maturity date of December 6, 2026. As of March 31, 2026, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $15.7 million.

At closing, the Company received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at the maturity date of December 6, 2026. As of March 31, 2026, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.2 million.

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and DYR, which if not met may also be achieved through principal paydowns on the outstanding balance. As of March 31, 2026, the Company was in compliance with the financial debt covenants with respect to the Home2 Suites Mortgage Financings. The Company currently expects to extend the maturity or refinance the Home2 Suites Mortgage Financings on or before their maturity dates; however, there can be no assurances that it will be successful in such endeavors.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$25,846	$30,844	$-	$-	$-	$-	$56,690

Less: Deferred financing costs							(272)

Total principal maturities, net							$56,418

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties.

6.	Company’s Stockholder’s Equity

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

For the three months ended March 31, 2026, the Company repurchased 32,029 Common Shares at a weighted average price of $10.48. For the three months ended March 31, 2025, the Company repurchased 32,276 Common Shares at a weighted average price of $9.93.

Earnings per Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of Common Shares outstanding. The Company does not have any potentially dilutive securities.

7.	Related Party Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management and finance fees. As of March 31, 2026 and December 31, 2025, $3.8 million and $3.5 million of asset management and finance fees, respectively, are included in due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Three Months Ended March 31,
	2026	2025
Asset management fees (general and administrative costs)	$367	$366

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

The estimated fair value of the Company’s mortgages payable as of both March 31, 2026 and December 31, 2025 approximated their carrying values because they bear interest at floating rates.

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

Franchise Agreements

As of March 31, 2026, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2026, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2026, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

Concentration of Credit Risk

As of March 31, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

Portfolio Summary –

Wholly-Owned and Consolidated Properties:

Hospitality - Limited-Service Hotel	Location	Year Built	Date Acquired	Rooms	Year to Date March 31, 2026 Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2026	RevPAR for the Three Months Ended March 31, 2026	ADR for the Three Months Ended March 31, 2026

Hampton Inn – Des Moines	Des Moines, Iowa	1987	February 4, 2015	120	10,800	54%	$57.27	$106.08

Courtyard - Durham	Durham, North Carolina	1996	May 15, 2015	146	13,139	57%	$60.48	$106.88

Hampton Inn – Lansing	Lansing, Michigan	2013	March 10, 2016	86	7,740	61%	$69.98	$113.91

Courtyard - Warwick	Warwick, Rhode Island	2003	March 23, 2016	92	8,280	52%	$65.36	$124.69

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	August 2, 2016	125	11,250	73%	$86.45	$118.55

Home2 Suites – Tukwila	Tukwila, Washington	2015	August 2, 2016	139	12,510	79%	$107.88	$136.04

Fairfield Inn – Austin	Austin, Texas	2014	September 13, 2016	84	7,560	66%	$55.73	$84.86

Staybridge Suites – Austin	Austin, Texas	2009	October 7, 2016	80	7,200	75%	$70.71	$94.19

			Total	872	78,479	65%	$73.25	$113.04

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired	Rooms	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2026	RevPAR for the Three Months Ended March 31, 2026	ADR for the Three Months Ended March 31, 2026

Limited-Service Hotel
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	March 27, 2018	183	16,470	88%	$143.31	$161.95

Full-Service Hotel
Williamsburg Moxy Hotel	Williamsburg, New York	2023	March 7, 2023	216	19,440	87%	$168.59	$193.15

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2026 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2025.

Results of Operations

Comparison of the three months ended March 31, 2026 vs. March 31, 2025

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2026 and 2025 are attributable to our consolidated hospitality properties, all eight of which were owned by us during both of the periods presented.

During the three months ended March 31, 2026 compared to same period in 2025, our consolidated hospitality portfolio experienced decreases in the percentage of rooms occupied to 65% from 67%, RevPAR to $73.25 from $75.27 and ADR to $113.04 from $113.05.

Revenues

Revenues decreased slightly by $0.1 million to $6.0 million during the three months ended March 31, 2026 compared to $6.1 million for the same period in 2025. The decrease in revenues during the 2026 period was primarily the result of lower occupancy.

Property operating expenses

Property operating expenses increased by $0.2 million to $5.1 million during the three months ended March 31, 2026 compared to $4.9 million for the same period in 2025.

Real estate taxes

Real estate taxes were relatively unchanged at $0.3 million during both the three months ended March 31, 2026 and 2025.

General and administrative expense

General and administrative expenses were relatively unchanged at $0.8 million during both the three months ended March 31, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $0.8 million during both the three months ended March 31, 2026 and 2025.

Interest expense and other income, net

Interest expense and other income, net decreased slightly by $0.1 million to $1.0 million during the three months ended March 31, 2026 compared to $1.1 million for the same period in 2025. Interest expense is attributable to the financings associated with our hotels and reflects changes in the weighted average principal outstanding and the market interest rates on our mortgage debt, all of which bear interest at variable rates.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.0 million and $1.3 million during the three months ended March 31, 2026 and 2025, respectively. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest Williamsburg Moxy Hotel Joint Venture.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2026, we had $4.3 million of cash on hand and $6.1 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities, if any, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q, which primarily consist of our anticipated operating expenses (excluding the temporarily deferred payment of asset management fees and financing fees payable to our Advisor), scheduled debt service (excluding any balloon payments due before or at maturity) and including our current expectation that we will successfully extend or refinance the Home2 Suites Mortgage Financings on or before their scheduled maturity (see “Home2 Suites Mortgage Financings”), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of March 31, 2026, we had mortgage indebtedness totaling $56.7 million which represented 60% of our net assets. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

In addition to meeting working capital needs and making distributions, if any, to maintain our status as a REIT, our capital resources may also be used to make various payments to our Advisor and certain affiliates of the Sponsor, such as payments of fees related to asset acquisition, development and leasing commissions, asset management fees, and property management (excluding our hospitality properties, each of which is managed by an unrelated third party property manager), as well as the reimbursement of acquisition related expenses and actual expenses it incurred for administrative and other services provided to us. Additionally, in the event of a liquidation of our assets, we may pay our Advisor or certain affiliates of our Sponsor, disposition fees. Furthermore, the Operating Partnership may be required to make distributions to the Special Limited Partner provided stockholders receive a distribution equal to their initial investment plus a stated preferred return. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management and finance fees. As of March 31, 2026 and December 31, 2025, the Advisor agreed to defer $3.8 million and $3.5 million of asset management and finance fees, respectively, which is included in due to related parties in on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Three Months Ended March 31,
	2026	2025
Asset management fees (general and administrative costs)	$367	$366

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(442)	$(327)
Net cash provided by/(used in) investing activities	400	(143)
Net cash used in financing activities	(460)	(438)
Change in cash and cash equivalents	(502)	(908)
Cash and cash equivalents, beginning of year	4,772	6,175
Cash and cash equivalents, end of the period	$4,270	$5,267

Operating activities

The net cash used in operating activities of $0.4 million during the three months ended March 31, 2026 consisted of our net loss of $3.0 million which was offset by the changes in our operating assets and liabilities of $0.7 million, depreciation and amortization, and our loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $1.8 million.

Investing activities

The net cash provided by investing activities of $0.4 million during the three months ended March 31, 2026 consisted of distributions from the Hilton Garden Inn Joint Venture of $0.5 million offset by purchases of investment property $0.1 million.

Financing activities

The cash used in financing activities of $0.5 million during the three months ended March 31, 2026 consisted of debt principal payments of $0.1 million and redemptions of Common Shares of $0.3 million.

Revolving Credit Facility

On July 31, 2024, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $40.0 million. At closing, we received an initial advance of $30.8 million under the Revolving Credit Facility and designated six of our wholly owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at the initial maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance.

As of March 31, 2026, the outstanding principal balance of the Revolving Credit Facility was $30.8 million. Additionally, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available as of March 31, 2026.

As of March 31, 2026, we did not meet the required minimum prescribed DSCR and DYR with respect to the Revolving Credit Facility. However, the lender has provided a waiver for these financial debt covenants.

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

At closing, we received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at maturity on December 6, 2026. As of March 31, 2026, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $15.7 million.

At closing, we received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million with the outstanding unpaid principal balance due at maturity on December 6, 2026. As of March 31, 2026, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.2 million.

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and DYR, which if not met may also be achieved through principal paydowns on the outstanding balance. As of March 31, 2026, we were in compliance with the financial debt covenants with respect to the Home2 Suites Mortgage Financings. We expect to extend the maturity or refinance the Home2 Suites Mortgage Financings on or before their maturity date; however, there can be no assurances that we will be successful in such endeavors.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of March 31, 2026.

Contractual Mortgage Obligations	2026	2027	2028		2029	2030	Thereafter	Total
Principal maturities	$25,846	$30,844	$		$-	$-	$-	$56,690
Interest payments(1)	3,273	1,268			-	-	-	4,541
Total Contractual Mortgage Obligations	$29,119	$32,112		$-	$-	$-	$-	$61,231

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our mortgage debt outstanding as of March 31, 2026 bears interest based either on one-month AMERIBOR or one-month SOFR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month SOFR and the one-month AMERIBOR rates as of March 31, 2026 were used.

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

For the three months ended March 31, 2026, the Company repurchased 32,029 Common Shares at a weighted average price of $10.48. For the three months ended March 31, 2025, the Company repurchased 32,276 Common Shares at a weighted average price of $9.93.

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

As of March 31, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the three months ended March 31, 2026, we received distributions from the Hilton Garden Joint Venture of $0.5 million.

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

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.76% and 8.89% as of March 31, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

As of both March 31, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the senior lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of March 31, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Williamsburg Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently intend to exercise the first of two six-month extension options, subject to the satisfaction of certain conditions, to extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

Funds from Operations and Modified Funds from Operations

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

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(2,968)	$(3,038)
FFO adjustments:
Depreciation and amortization of real estate assets	791	830
Adjustments to equity earnings from unconsolidated affiliated real estate entities	486	566
FFO	(1,691)	(1,642)
MFFO adjustments:

Loss on sale of marketable securities (1)	-	-
Unrealized (gain)/loss on marketable equity securities (2)	8	3
Mark-to-market adjustments (2)	-	2

MFFO	(1,683)	(1,637)
Straight-line rent	-	-
MFFO - IPA recommended format	$(1,683)	$(1,637)

Net loss	$(2,968)	$(3,038)
Less: net loss attributable to noncontrolling interests	-	-
Net loss applicable to Company’s common shares	$(2,968)	$(3,038)
Net loss per common share, basic and diluted	$(0.23)	$(0.24)

FFO	$(1,691)	$(1,642)
Less: FFO attributable to noncontrolling interests	-	-
FFO attributable to Company’s common shares	$(1,691)	$(1,642)
FFO per common share, basic and diluted	$(0.13)	$(0.13)

MFFO - IPA recommended format	$(1,683)	$(1,637)
Less: MFFO attributable to noncontrolling interests	-	-
MFFO attributable to Company’s common shares	$(1,683)	$(1,637)

Weighted average number of common shares outstanding, basic and diluted	12,681	12,809

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012 (date of inception) through March 31, 2026
FFO attributable to Company’s common shares	$19,287
Distributions paid	$29,764

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 14, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: May 14, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)