Form 10-Q
period 2026-06-30
Lightstone Value Plus REIT III, Inc.
filed 2026-08-14
CIK 1563756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes  ☐  No ☑

As of August 7, 2026, there were approximately 12.6 million outstanding shares of common stock of Lightstone Value Plus REIT III, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets

Investment property:
Land and improvements	$21,763	$21,763
Building and improvements	93,279	93,012
Furniture and fixtures	17,396	17,292
Construction in progress	104	53

Gross investment property	132,542	132,120
Less: accumulated depreciation	(44,430)	(42,881)
Net investment property	88,112	89,239

Investments in unconsolidated affiliated real estate entities	15,119	15,916
Cash and cash equivalents	3,849	4,772
Marketable securities, available for sale	6,175	6,082
Accounts receivable and other assets	2,218	1,152
Total Assets	$115,473	$117,161

Liabilities and Equity

Accounts payable and other liabilities	$3,576	$2,359
Mortgages payable, net	56,364	56,475
Due to related parties	4,206	3,469
Total Liabilities	64,146	62,303

Commitments and Contingencies

Equity:

Stockholders’ Equity:

Preferred stock, $0.01 par value; 50.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 200.0 million shares authorized, 12.6 and 12.7 million shares issued and outstanding, respectively	126	127
Additional paid-in-capital	107,493	108,152
Accumulated other comprehensive loss	(92)	(107)
Accumulated deficit	(68,292)	(65,406)

Total stockholders’ equity	39,235	42,766

Noncontrolling interests	12,092	12,092

Total Equity	51,327	54,858

Total Liabilities and Equity	$115,473	$117,161

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$8,072	$7,939	$14,047	$14,074

Expenses:
Property operating expenses	5,495	5,253	10,567	10,156
Real estate taxes	314	333	647	668
General and administrative costs	833	707	1,618	1,461
Depreciation and amortization	790	795	1,581	1,625

Total expenses	7,432	7,088	14,413	13,910

Earnings from investments in unconsolidated affiliated real estate entities	522	6	(442)	(1,259)
Interest expense and other income, net	(1,080)	(1,181)	(2,078)	(2,267)

Net income/(loss)	82	(324)	(2,886)	(3,362)

Less: net (income)/loss attributable to noncontrolling interests	-	-	-	-

Net income/(loss) applicable to Company’s common shares	$82	$(324)	$(2,886)	$(3,362)

Net income/(loss) per Company’s common share, basic and diluted	$0.01	$(0.03)	$(0.23)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	12,757	12,776	12,742	12,792

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net income/(loss)	$82	$(324)	$(2,886)	$(3,362)

Other comprehensive income:
Holding gain on marketable securities, available for sale	4	7	15	11

Comprehensive income/(loss)	86	(317)	(2,871)	(3,351)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	-	-	-	-

Comprehensive income/(loss) attributable to the Company’s common shares	$86	$(317)	$(2,871)	$(3,351)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, March 31, 2025	12,801	$128	$109,158	$(116)	$(63,817)	$12,092	$57,445

Net loss	-	-	-	-	(324)	-	(324)
Other comprehensive income	-	-	-	7	-	-	7
Redemption and cancellation of shares	(32)	(1)	(336)	-	-	-	(337)

BALANCE, June 30, 2025	12,769	$127	$108,822	$(109)	$(64,141)	$12,092	$56,791

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2024	12,833	$128	$109,478	$(120)	$(60,779)	$12,092	$60,799

Net loss	-	-	-	-	(3,362)	-	(3,362)
Other comprehensive income	-	-	-	11	-	-	11
Redemption and cancellation of shares	(64)	(1)	(656)	-	-	-	(657)

BALANCE, June 30, 2025	12,769	$127	$108,822	$(109)	$(64,141)	$12,092	$56,791

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, March 31, 2026	12,673	$127	$107,817	$(96)	$(68,374)	$12,092	$51,566

Net income	-	-	-	-	82	-	82
Other comprehensive income	-	-	-	4	-	-	4
Redemption and cancellation of shares	(32)	(1)	(324)	-	-	-	(325)

BALANCE, June 30, 2026	12,641	$126	$107,493	$(92)	$(68,292)	$12,092	$51,327

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2025	12,705	$127	$108,152	$(107)	$(65,406)	$12,092	$54,858

Net loss	-	-	-	-	(2,886)	-	(2,886)
Other comprehensive income	-	-	-	15	-	-	15
Redemption and cancellation of shares	(64)	(1)	(659)	-	-	-	(660)

BALANCE, June 30, 2026	12,641	$126	$107,493	$(92)	$(68,292)	$12,092	$51,327

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,886)	$(3,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investments in unconsolidated affiliated real estate entities	442	1,259
Depreciation and amortization	1,581	1,625
Amortization of deferred financing costs	136	136
Other non-cash adjustments	54	6
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,141)	(918)
Increase in accounts payable and other accrued expenses	1,118	1,026
Increase in due to related parties	737	732

Net cash provided by operating activities	41	504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(323)	(236)
Purchase of marketable securities	(89)	(102)
Distributions from unconsolidated affiliated real estate entities	500	-
Investments in unconsolidated affiliated real estate entities	(145)	(170)

Net cash used in investing activities	(57)	(508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(247)	(232)
Redemption and cancellation of common shares	(660)	(657)

Net cash used in financing activities	(907)	(889)

Change in cash and cash equivalents	(923)	(893)
Cash and cash equivalents, beginning of year	4,772	6,175
Cash and cash equivalents, end of period	$3,849	$5,282

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,049	$2,253

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

Lightstone REIT III is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2026, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

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

As of June 30, 2026, the Company (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), which owns one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), which owns one full-service hotel. The Company accounts for its unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT III and the Operating Partnership and its subsidiaries (over which Lightstone REIT III exercises financial and operating control). As of June 30, 2026, Lightstone REIT III had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

For the three and six months ended June 30, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “interest expense and other income, net” on the consolidated statements of operations.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2026	2025	2026	2025
Room revenue	$7,744	$7,701	$13,489	$13,609
Food, beverage and other revenue	328	238	558	465

Total revenues	$8,072	$7,939	$14,047	$14,074

Concentration of Risk

As of June 30, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2026	December 31, 2025
Hilton Garden Inn Joint Venture	March 27, 2018	50%	$7,152	$7,534
Williamsburg Moxy Hotel Joint Venture	August 5, 2021	25%	7,967	8,382

Total investments in unconsolidated affiliated real estate entities			$15,119	$15,916

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

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028 and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture funded $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

During the six months ended June 30, 2026, the Company received distributions of $0.5 million from the Hilton Garden Joint Venture. During the six months ended June 30, 2026 and 2025, the Company made contributions of $0.1 million and $0.2 million, respectively, to the Hilton Garden Joint Venture.

As of June 30, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,583	$3,475	$6,108	$5,563

Property operating expenses	2,074	1,956	3,980	3,726
General and administrative costs	17	9	31	29
Depreciation and amortization	440	434	891	1,036
Operating income	1,052	1,076	1,206	772
Interest expense and other, net	(712)	(1,029)	(1,260)	(1,666)

Net income/(loss)	$340	$47	$(54)	$(894)

Company’s share of earnings (50%)	$170	$24	$(27)	$(447)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of June 30,	As of December 31,
	2026	2025

Investment property, net	$43,696	$44,503
Cash and restricted cash	2,062	2,433
Other assets	1,345	1,189

Total assets	$47,103	$48,125

Mortgage payable, net	$32,355	$32,364
Other liabilities	1,044	1,293
Members’ capital	13,704	14,468

Total liabilities and members’ capital	$47,103	$48,125

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

Fire Damage, Insurance Claim and Casualty Gain/Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage resulting from a fire to its food and beverage venue located in the outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture filed an insurance claim related to the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million representing the write-off of the carrying value of the physically damaged assets of $0.8 million plus remediation costs of $0.2 million, partially offset by an agreed upon initial advance from its insurance carriers of $0.5 million (which was subsequently received during the first quarter of 2025). Thereafter, the Williamsburg Joint Venture recognized a casualty loss of $0.1 million during the first quarter of 2025 related to additional remediation costs and a casualty gain, net of $0.6 million during the third quarter of 2025 related to an agreement with its insurance carriers to fund an additional advance of $1.0 million (which was subsequently received in the fourth quarter of 2025) partially offset by additional remediation costs of $0.4 million. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million. Furthermore, during the third quarter of 2025 the affected food and beverage venue became fully renovated and reopened for business.

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim for the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million for physical damages incurred from its insurance carriers during the second quarter of 2026 and recognized a casualty gain in that amount and the insurance carriers agreed to make a payment of $1.0 million (which was subsequently received in July 2026) for the loss of business, which the Williamsburg Moxy Joint Venture recorded as business interruption insurance recovery during the second quarter of 2026.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.75% and 8.89% as of June 30, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

As of both June 30, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million, which is presented net of deferred financing fees of $0.9 million and $1.5 million, respectively, on the condensed balance sheets and is classified as mortgages payable, net.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees which are included in other liabilities on the condensed balance sheets as of June 30, 2026 and December 31, 2025.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the senior lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of June 30, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Williamsburg Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to initially mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently expects to refinance these loans on or before their initial maturity date. However, if the Williamsburg Moxy Hotel Joint Venture is unable to successfully refinance the Moxy Mortgage Loans at favorable terms on or before their initial maturity date, then the Joint Venture intends to exercise the first of the two available six-month extension options, subject to the satisfaction of certain conditions, which would extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Williamsburg Moxy Hotel Joint Venture Financial Information

The following table represents the condensed statements of operations for the Williamsburg Moxy Hotel Joint Venture:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$8,510	$8,616	$13,499	$13,702

Property operating expenses	5,184	5,118	9,787	9,782
General and administrative costs	64	71	136	149
Casualty (gain)/loss, net	(578)	-	(578)	67
Business interruption insurance recovery	(949)	-	(949)	-
Depreciation and amortization	977	934	1,959	1,866
Operating income	3,812	2,493	3,144	1,838
Interest expense	(2,347)	(2,501)	(4,684)	(4,964)

Net income/(loss)	$1,465	$(8)	$(1,540)	$(3,126)

Company’s share of net income/(loss) (25%)	$366	$(2)	$(385)	$(782)

Additional deprecation and amortization expense (1)	(15)	(15)	(30)	(30)
Company’s net income/(loss) from investment	$351	$(17)	$(415)	$(812)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Williamsburg Moxy Hotel Joint Venture and the amount of the underlying equity in net assets of the Williamsburg Moxy Hotel Joint Venture.

The following table represents the condensed balance sheets for the Williamsburg Moxy Hotel Joint Venture:

	As of June 30, 2026	As of December 31, 2025

Investment property, net	$118,701	$120,491
Cash and restricted cash	9,904	10,249
Other assets	2,930	1,693

Total assets	$131,535	$132,433

Mortgages payable, net	$94,077	$93,523
Other liabilities	6,375	6,286
Members’ capital	31,083	32,624

Total liabilities and members’ capital	$131,535	$132,433

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$510	$4	$-	$514
Mutual Funds	5,007	-	-	5,007
	5,517	4	-	5,521
Debt securities:
Corporate Bonds	746	-	(92)	654
Total	$6,263	$4	$(92)	$6,175

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

As of June 30, 2026, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by higher market interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2026
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 year through 10 years	-
Due after 10 years	654
Total	$654

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT III, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Mortgages payable, net

Mortgages payable, net consists of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2026	Maturity Date	Amount Due at Maturity	As of June 30, 2026	As of December 31, 2025

Revolving Credit Facility	SOFR + 3.30% (floor of 6.64%)	6.96%	July 2027	$30,844	$30,844	$30,844

Home2 Suites Tukwila Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.27%	December 2026	15,478	15,588	15,738

Home2 Suites Salt Lake City Loan	AMERIBOR + 3.50% (floor of 3.75%)	7.27%	December 2026	10,064	10,136	10,233

Total mortgages payable		7.10%		$56,386	56,568	56,815

Less: Deferred financing costs					(204)	(340)

Total mortgages payable, net					$56,364	$56,475

SOFR as of June 30, 2026 and December 31, 2025 was 3.68% and 3.87%, respectively. AMERIBOR as of June 30, 2026 and December 31, 2025 was 3.82% and 3.77%, respectively.

Credit Facility

On July 31, 2024, the Company entered into a nonrecourse loan agreement with a financial institution providing for a credit facility (the “Credit Facility”) with a revolving feature of up to $40.0 million. At closing, the Company received an initial advance of $30.8 million under the Credit Facility and designated six of its wholly owned and consolidated limited-service hotels as collateral. The Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments during its initial term with monthly principal and interest payments pursuant to a 25-year amortization schedule thereafter during any lender approved extended term with the unpaid principal balance due at maturity. The Credit Facility previously provided for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance.

As of June 30, 2026, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available under the Credit Facility.

On July 21, 2026, the Company and the lender entered into a loan modification agreement (the “Loan Modification Agreement”) to the Credit Facility. The Loan Modification Agreement removed the revolving feature under the Credit Facility and also revised the required minimum DSCR and DYR levels as measured for the calendar quarterly periods from June 30, 2026 and thereafter. In connection with the Loan Modification Agreement, the Company deposited $2.5 million into a cash collateral account held by the lender as additional security for the Credit Facility. Additionally, the Loan Modification Agreement requires the Company to either complete the sale of certain hotel properties pledged as collateral prior to September 30, 2026, or deposit an additional $5.2 million into the cash collateral account or provide a letter of credit to the lender in a like amount.

As of June 30, 2026, the Company did not meet the financial debt covenants under the Credit Facility but the lender has provided it with a waiver.

The Company currently expects the lender to approve the first of the two one-year extension options available under the Credit Facility which would extend its maturity date from July 31, 2027 to July 31, 2028. If the lender does not approve the first one-year extension option, the Company would seek to refinance the Credit Facility on or before its initial maturity date. However, there can be no assurance that the lender will approve the first one-year extension option or the Company will be able to successfully refinance the Credit Facility on or before its initial maturity date.

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

At closing, the Company received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at the maturity date of December 6, 2026. As of June 30, 2026, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $15.6 million.

At closing, the Company received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at the maturity date of December 6, 2026. As of June 30, 2026, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.1 million.

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and DYR, which if not met may also be achieved through principal paydowns on the outstanding balance. As of June 30, 2026, the Company was in compliance with the financial debt covenants with respect to the Home2 Suites Mortgage Financings. The Company currently expects to extend the maturity or refinance the Home2 Suites Mortgage Financings on or before their maturity dates; however, there can be no assurances that it will be successful in such endeavors.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$25,724	$30,844	$-	$-	$-	$-	$56,568

Less: Deferred financing costs							(204)

Total principal maturities, net							$56,364

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties.

6.	Company’s Stockholders Equity

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

For the six months ended June 30, 2026, the Company repurchased 63,737 Common Shares at a weighted average price of $10.35.  For the six months ended June 30, 2025, the Company repurchased 64,305 Common Shares at a weighted average price of $10.20.

Earnings per Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of Common Shares outstanding. The Company does not have any potentially dilutive securities.

7.	Related Party Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management and finance fees. As of June 30, 2026 and December 31, 2025, $4.2 million and $3.5 million of asset management and finance fees, respectively, are included in due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	$369	$366	$737	$732

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

The estimated fair value of the Company’s mortgages payable as of both June 30, 2026 and December 31, 2025 approximated their carrying values because they bear interest at floating rates.

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

Franchise Agreements

As of June 30, 2026, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 3% to 5.5% of gross room sales, as defined, and a marketing fund charge from 2.0% to 2.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2028 and 2034.

As of June 30, 2026, the Company has received default notices for certain of its limited-service hotels with respect to the franchise agreements pursuant to which they operate. Although the Company is currently working on remediation plans to address these defaults, there can be no assurance that it will be able to successfully complete the necessary actions to cure these defaults in a timely basis.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required, to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	our ability to maintain and/or upgrade our hotels pursuant to the requirements of their respective franchise agreements;
●	our ability to extend or replace expiring franchise agreements for our hotels;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

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

Lightstone REIT III is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT III LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2026, Lightstone REIT III had a 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT III and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Quarterly Report on Form 10-K (the “Quarterly Report”) refers to Lightstone REIT III, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

As of June 30, 2026, we (i) wholly owned and consolidated the operating results and financial condition of eight limited-service hotels containing a total of 872 rooms, (ii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel, and (iii) held an unconsolidated 25% membership interest in Bedford Avenue Holdings LLC (the “Williamsburg Moxy Hotel Joint Venture”), an affiliated real estate entity that owns and operates one full-service hotel. We account for our unconsolidated membership interests in the Hilton Garden Inn Joint Venture and the Williamsburg Moxy Hotel Joint Venture under the equity method of accounting.

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

Concentration of Credit Risk

As of June 30, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

Portfolio Summary –

Wholly-Owned and Consolidated Properties:

Hospitality - Limited-Service Hotel	Location	Year Built	Date Acquired	Rooms	Year to Date June 30, 2026 Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2026	RevPAR for the Six Months Ended June 30, 2026	ADR for the Six Months Ended June 30, 2026

Hampton Inn – Des Moines	Des Moines, Iowa	1987	February 4, 2015	120	21,720	63%	$70.71	$111.68

Courtyard - Durham	Durham, North Carolina	1996	May 15, 2015	146	26,426	65%	$73.73	$113.10

Hampton Inn – Lansing	Lansing, Michigan	2013	March 10, 2016	86	15,566	67%	$80.27	$120.65

Courtyard - Warwick	Warwick, Rhode Island	2003	March 23, 2016	92	16,652	62%	$87.78	$141.78

Home2 Suites – Salt Lake	Salt Lake City, Utah	2013	August 2, 2016	125	22,625	77%	$99.19	$128.94

Home2 Suites – Tukwila	Tukwila, Washington	2015	August 2, 2016	139	25,159	82%	$126.58	$154.32

Fairfield Inn – Austin	Austin, Texas	2014	September 13, 2016	84	15,204	63%	$55.26	$87.23

Staybridge Suites – Austin	Austin, Texas	2009	October 7, 2016	80	14,480	75%	$71.37	$95.19

			Total	872	157,832	70%	$85.52	$122.51

Unconsolidated Affiliated Real Estate Entities:

Hospitality	Location	Year Built	Date Acquired	Rooms	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2026	RevPAR for the Six Months Ended June 30, 2026	ADR for the Six Months Ended June 30, 2026

Limited-Service Hotel
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	March 27, 2018	183	33,123	87%	$173.86	$199.77

Full-Service Hotel
Williamsburg Moxy Hotel	Williamsburg, New York	2023	March 7, 2023	216	39,096	91%	$238.24	$262.01

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2026 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2025.

Results of Operations

Comparison of the three months ended June 30, 2026 vs. June 30, 2025

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2026 and 2025 are attributable to our consolidated hospitality properties, all eight of which were owned by us during both of the periods presented.

During the three months ended June 30, 2026 compared to same period in 2025, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied to 75% from 74% and RevPAR to $97.66 from $97.09 and a decrease in ADR to $130.64 from $131.09.

Revenues

Revenues increased by $0.2 million to $8.1 million during the three months ended June 30, 2026 compared to $7.9 million for the same period in 2025. The increase in revenues during the 2026 period was primarily the result of the increase in occupancy partially offset by the decrease in ADR.

Property operating expenses

Property operating expenses increased by $0.2 million to $5.5 million during the three months ended June 30, 2026 compared to $5.3 million for the same period in 2025.

Real estate taxes

Real estate taxes were relatively unchanged at $0.3 million during both the three months ended June 30, 2026 and 2025.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $0.8 million during the three months ended June 30, 2026 compared to $0.7 million for the same period in 2025.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $0.8 million during both the three months ended June 30, 2026 and 2025.

Interest expense and other income, net

Interest expense and other income, net decreased slightly by $0.1 million to $1.1 million during the three months ended June 30, 2026 compared to $1.2 million for the same period in 2025. Interest expense is attributable to the financings associated with our hotels and reflects changes in the weighted average principal outstanding and the market interest rates on our mortgage debt, all of which bear interest at variable rates.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture. Our income from investments in unconsolidated affiliated entities was $0.5 million and $6 during the three months ended June 30, 2026 and 2025, respectively.

Comparison of the six months ended June 30, 2026 vs. June 30, 2025

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2026 and 2025 are attributable to our consolidated hospitality properties, all eight of which were owned by us during both of the periods presented.

During the six months ended June 30, 2026 compared to same period in 2025, our consolidated hospitality portfolio experienced decreases in RevPAR to $85.52 from $86.25 and ADR to $122.51 from $122.61while the percentage of rooms occupied was unchanged at 70%.

Revenues

Revenues decreased slightly by $0.1 million to $14.0 million during the six months ended June 30, 2026 compared to $14.1 million for the same period in 2025. The decrease in revenues during the 2026 period was primarily the result of the decrease in ADR.

Property operating expenses

Property operating expenses increased by $0.4 million to $10.6 million during the six months ended June 30, 2026 compared to $10.2 million for the same period in 2025.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.6 million during the six months ended June 30, 2026 compared to $0.7 million for the same period in 2025.

General and administrative expense

General and administrative expenses increased slightly by $0.1 million to $1.6 million during the six months ended June 30, 2026 compared to $1.5 million for the same period in 2025.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at $1.6 million during both the six months ended June 30, 2026 and 2025.

Interest expense and other income, net

Interest expense and other income, net decreased by $0.2 million to $2.1 million during the six months ended June 30, 2026 compared to $2.3 million for the same period in 2025. Interest expense is attributable to the financings associated with our hotels and reflects changes in the weighted average principal outstanding and the market interest rates on our mortgage debt, all of which bear interest at variable rates.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture and our unconsolidated 25% membership interest in the Williamsburg Moxy Hotel Joint Venture. Our loss from investments in unconsolidated affiliated real estate entities was $0.4 million and $1.3 million during the six months ended June 30, 2026 and 2025, respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2026, we had $3.8 million of cash on hand and $6.2 million of marketable securities. We currently believe that these items along with revenues generated from our properties, interest and dividend income earned on our marketable securities and distributions received from our unconsolidated affiliated real estate entities, if any, will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q, which primarily consist of our anticipated operating expenses (excluding the temporarily deferred payment of asset management fees and financing fees payable to our Advisor), scheduled debt service including our current expectations that we will successfully extend or refinance the Home2 Suites Mortgage Financings on or before their scheduled maturity (see “Home2 Suites Mortgage Financings”) and that the lender will approve the first of the two, one-year extension options available under the Credit Facility which would extend its maturity date from July 31, 2027 to July 31, 2028 or if the lender does not approve the first one-year extension option, we would seek to refinance the Credit Facility on or before its initial maturity date (see “Credit Facility”), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our unconsolidated affiliated real estate entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of June 30, 2026, we had mortgage indebtedness totaling $56.6 million which represented 59% of our net assets. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

In addition to meeting working capital needs and making distributions, if any, to maintain our status as a REIT, our capital resources may also be used to make various payments to our Advisor and certain affiliates of the Sponsor, such as payments of fees related to asset acquisition, development and leasing commissions, asset management fees, and property management (excluding our hospitality properties, each of which is managed by an unrelated third party property manager), as well as the reimbursement of acquisition related expenses and actual expenses it incurred for administrative and other services provided to us. Additionally, in the event of a liquidation of our assets, we may pay our Advisor or certain affiliates of our Sponsor, disposition fees. Furthermore, the Operating Partnership may be required to make distributions to the Special Limited Partner provided stockholders receive a distribution equal to their initial investment plus a stated preferred return. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management and finance fees. As of June 30, 2026 and December 31, 2025, the Advisor agreed to defer $4.2 million and $3.5 million of asset management and finance fees, respectively, which is included in due to related parties on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the services provided by the Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	$369	$366	$737	$732

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities	$41	$504
Net cash used in investing activities	(57)	(508)
Net cash used in financing activities	(907)	(889)
Change in cash and cash equivalents	(923)	(893)
Cash and cash equivalents, beginning of year	4,772	6,175
Cash and cash equivalents, end of the period	$3,849	$5,282

Operating activities

The net cash provided by operating activities of $41 during the six months ended June 30, 2026 consisted of our net loss of $2.9 million which was offset by the changes in our operating assets and liabilities of $0.7 million, depreciation and amortization, and our loss from investments in unconsolidated affiliated real estate entities and other non-cash items aggregating $2.2 million.

Investing activities

The net cash used in investing activities of $57 during the six months ended June 30, 2026 consisted of distributions from the Hilton Garden Inn Joint Venture of $0.5 million offset by purchases of investment property $0.3 million, purchases of marketable securities of $0.1 million and contributions to the Hilton Garden Inn Joint Venture of $0.1 million.

Financing activities

The cash used in financing activities of $0.9 million during the six months ended June 30, 2026 consisted of debt principal payments of $0.2 million and redemptions of Common Shares of $0.7 million.

Credit Facility

On July 31, 2024, we entered into a nonrecourse loan agreement with a financial institution providing for a credit facility (the “Credit Facility”) with a revolving feature of up to $40.0 million. At closing, we received an initial advance of $30.8 million under the Credit Facility and designated six of its wholly owned and consolidated limited-service hotels as collateral. The Credit Facility bears interest at SOFR plus 3.30%, subject to a 6.64% floor, with an initial scheduled maturity of July 31, 2027, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments during its initial term with monthly principal and interest payments pursuant to a 25-year amortization schedule thereafter during any lender approved extended term with the unpaid principal balance due at the initial maturity. The Credit Facility previously provided for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance.

As of June 30, 2026, the same six wholly owned and consolidated limited-service hotels remained pledged as collateral and no additional borrowings were available under the Credit Facility.

On July 21, 2026, we and the lender entered into a loan modification agreement (the “Loan Modification Agreement”) to the Credit Facility. The Loan Modification Agreement removed the revolving feature under the Credit Facility and also revised the required minimum DSCR and DYR levels as measured for the calendar quarterly periods from June 30, 2026 and thereafter. In connection with the Loan Modification Agreement, we deposited $2.5 million into a cash collateral account held by the lender as additional security for the Credit Facility. Additionally, the Loan Modification Agreement requires us to either complete the sale of certain hotel properties pledged as collateral prior to September 30, 2026, or deposit an additional $5.2 million into the cash collateral account or provide a letter of credit to the lender in a like amount.

As of June 30, 2026, we did not meet the financial debt covenants under the Credit Facility but the lender has provided it with a waiver.

We currently expect the lender to approve the first of the two one-year extension options available under the Credit Facility which would extend its maturity date from July 31, 2027 to July 31, 2028. If the lender does not approve the first one-year extension option, we would seek to refinance the Credit Facility on or before its initial maturity date. However, there can be no assurance that the lender will approve the first one-year extension option or we will be able to successfully refinance the Credit Facility on or before its initial maturity date.

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

At closing, we received $16.2 million under the Home2 Suites – Tukwila Loan and the remaining unfunded amount of $2.9 million may be only be drawn subject to the satisfaction of certain conditions. The Home2 Suites – Tukwila Loan requires monthly payments of principal and interest of $0.1 million with the unpaid principal balance due at maturity on December 6, 2026. As of June 30, 2026, the outstanding principal balance of the Home2 Suites – Tukwila Loan was $15.6 million.

At closing, we received $10.4 million under the Home2 Suites – Salt Lake City Loan and the remaining unfunded amount of $2.0 million may only be drawn subject to satisfaction of certain conditions. The Home2 Suites – Salt Lake City Loan requires monthly payments of principal and interest of $0.1 million with the outstanding unpaid principal balance due at maturity on December 6, 2026. As of June 30, 2026, the outstanding principal balance of the Home2 Suites – Salt Lake City Loan was $10.1 million.

The Home2 Suites Mortgage Financings require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum DSCR and DYR, which if not met may also be achieved through principal paydowns on the outstanding balance. As of June 30, 2026, we were in compliance with the financial debt covenants with respect to the Home2 Suites Mortgage Financings. We expect to extend the maturity or refinance the Home2 Suites Mortgage Financings on or before their maturity date; however, there can be no assurances that we will be successful in such endeavors.

Contractual Mortgage Obligations

The following is a summary of the estimated contractual obligations related to our mortgage payable over the next five years and thereafter as of June 30, 2026.

Contractual Mortgage Obligations	2026	2027	2028		2029	2030	Thereafter	Total
Principal maturities	$25,724	$30,844	$		$-	$-	$-	$56,568
Interest payments(1)	2,181	1,268			-	-	-	3,449
Total Contractual Mortgage Obligations	$27,905	$32,112		$-	$-	$-	$-	$60,017

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our mortgage debt outstanding as of June 30, 2026 bears interest based either on one-month AMERIBOR or one-month SOFR plus a specified spread, subject to a floor. For purposes of calculating future interest amounts on our variable interest rate debt, the one-month SOFR and the one-month AMERIBOR rates as of June 30, 2026 were used.

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

For the six months ended June 30, 2026, we repurchased 63,737 Common Shares at a weighted average price of $10.35.  For the six months ended June 30, 2025, we repurchased 64,305 Common Shares at a weighted average price of $10.20.

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

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture funded $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

As of June 30, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the six months ended June 30, 2026, we received distributions of $0.5 million from the Hilton Garden Joint Venture. During the six months ended June 30, 2026 and 2025, we made contributions of $0.1 million and $0.2 million, respectively, to the Hilton Garden Joint Venture.

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

The Williamsburg Moxy Hotel Joint Venture owns the Williamsburg Moxy Hotel which it developed, constructed and opened on March 7, 2023.

Fire Damage, Insurance Claim and Casualty Gain/Loss, Net

On December 11, 2024, the Williamsburg Moxy Hotel suffered substantial damage resulting from a fire to its food and beverage venue located in the outdoor garden area on the grounds of the property. As a result, the Williamsburg Moxy Hotel Joint Venture filed an insurance claim related to the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue.

During the fourth quarter of 2024, the Williamsburg Moxy Hotel Joint Venture recognized a net casualty loss of $0.5 million representing the write-off of the carrying value of the physically damaged assets of $0.8 million plus remediation costs of $0.2 million, partially offset by an agreed upon initial advance from its insurance carriers of $0.5 million (which was subsequently received during the first quarter of 2025). Thereafter, the Williamsburg Joint Venture recognized a casualty loss of $0.1 million during the first quarter of 2025 related to additional remediation costs and a casualty gain, net of $0.6 million during the third quarter of 2025 related to an agreement with its insurance carriers to fund an additional advance of $1.0 million (which was subsequently received in the fourth quarter of 2025) partially offset by additional remediation costs of $0.4 million. As a result, during the year ended December 31, 2025, the Williamsburg Moxy Hotel Joint Venture recognized a casualty gain, net of $0.5 million. Furthermore, during the third quarter of 2025 the affected food and beverage venue became fully renovated and reopened for business.

During the second quarter of 2026, the Williamsburg Moxy Hotel Joint Venture and its insurance carriers finalized the insurance claim for the physical damages incurred and the loss of business resulting from the closure of the affected food and beverage venue. In connection with the finalization of the insurance claim, the Williamsburg Moxy Hotel Joint Venture received a final payment of $0.6 million for physical damages incurred from its insurance carriers during the second quarter of 2026 and recognized a casualty gain in that amount and the insurance carriers agreed to make a payment of $1.0 million (which was subsequently received in July 2026) for the loss of business, which the Williamsburg Moxy Joint Venture recorded as business interruption insurance recovery during the second quarter of 2026.

Moxy Mortgage Loans

On April 19, 2024, the Williamsburg Moxy Joint Venture entered into an $86.0 million senior mortgage loan facility (the “Moxy Senior Loan”) and a $9.0 million junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with unrelated third parties.

The Moxy Mortgage Loans bear interest at SOFR plus 5.10%, subject to an 8.75% floor (8.75% and 8.89% as of June 30, 2026 and December 31, 2025, respectively). The Moxy Mortgage Loans initially mature on April 19, 2027, but may be further extended through the exercise of two six-month extension options, subject to the satisfaction of certain conditions. The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal due in full at maturity and are collateralized by the Williamsburg Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The Williamsburg Moxy Hotel Joint Venture used $85.8 million of the proceeds from the Moxy Mortgage Loans in connection with the payoff of all obligations due under a construction loan previously used in connection with the funding of the development of the Williamsburg Moxy Hotel.

As of both June 30, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Mortgage Loans was $95.0 million.

In connection with the Moxy Mortgage Loans, the Williamsburg Moxy Hotel Joint Venture paid $2.8 million of loan fees and expenses and accrued $0.5 million of loan exit fees.

The Moxy Mortgage Loans require the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”), which if not met, provide the senior lender with an option to retain any excess cash flow from the property until such time as the prescribed minimum DSCR is met for two consecutive calendar quarters. As of June 30, 2026, the Williamsburg Moxy Hotel Joint Venture was in compliance with all of the financial covenants under the Williamsburg Moxy Mortgage Loans.

Although the Moxy Mortgage Loans are scheduled to initially mature on April 19, 2027, the Williamsburg Moxy Hotel Joint Venture currently expects to refinance these loans on or before their initial maturity date. However, if the Williamsburg Moxy Hotel Joint Venture is unable to successfully refinance the Moxy Mortgage Loans at favorable terms on or before their initial maturity date, then the Joint Venture intends to exercise the first of the two available six-month extension options, subject to the satisfaction of certain conditions, which would extend the maturity of the Moxy Mortgage Loans to October 19, 2027.

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

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income/(loss)	$82	$(324)	$(2,886)	$(3,362)
FFO adjustments:
Depreciation and amortization of real estate assets	790	795	1,581	1,625
Adjustments to equity earnings from unconsolidated affiliated real estate entities	335	465	821	1,031
FFO	1,207	936	(484)	(706)
MFFO adjustments:

Mark-to-market adjustments (1)	-	-	-	2
Unrealized (gain)/loss on sale of marketable equity securities (1)	3	(11)	11	(8)

MFFO - IPA recommended format	$1,210	$925	$(473)	$(712)

Net income/(loss)	$82	$(324)	$(2,886)	$(3,362)
Less: net (income)/loss attributable to noncontrolling interests	-	-	-	-
Net income/(loss) applicable to Company’s common shares	$82	$(324)	$(2,886)	$(3,362)
Net income/(loss) per common share, basic and diluted	$0.01	$(0.03)	$(0.23)	$(0.26)

FFO	$1,207	$936	$(484)	$(706)
Less: FFO attributable to noncontrolling interests	-	-	-	-
FFO attributable to Company’s common shares	$1,207	$936	$(484)	$(706)
FFO per common share, basic and diluted	$0.09	$0.07	$(0.04)	$(0.06)

MFFO - IPA recommended format	$1,210	$925	$(473)	$(712)
Less: MFFO attributable to noncontrolling interests	-	-	-	-
MFFO attributable to Company’s common shares	$1,210	$925	$(473)	$(712)

Weighted average number of common shares outstanding, basic and diluted	12,757	12,776	12,742	12,792

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions paid and FFO attributable to our common shares:

For the period October 5, 2012
(date of inception) through
June 30, 2026
FFO attributable to Company’s common shares	$20,494
Distributions paid	$29,764

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (extensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT III, Inc. on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 14, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT III, INC.

Date: August 14, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)